Form 10-Q
period 1996-04-30
ABR INFORMATION SERVICES INC
filed 1996-06-13
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended April 30, 1996


         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


           For the transition period from ___________ to ____________


                        Commission File Number: 0-24132


                         ABR INFORMATION SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                             Florida                            59-3228107
                             -------                           ----------
                 (State or other jurisdiction of            (I.R.S. Employer
                 incorporation or organization)             Identification No.)

    34125 U.S. Highway 19 North, Palm Harbor, Florida          34684-2116
    -------------------------------------------------          ----------
         (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including area code:          (813) 785-2819

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


         Class:  Voting Common Stock, $.01 Par Value              Outstanding at May 31, 1996:         13,433,675

         Class:  Nonvoting Common Stock, $.01 Par Value           Outstanding at May 31, 1996:         None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q




                                                                                                        Page
                                                                                                       Number
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Consolidated Statements of Income for the three
                     and nine months ended April 30, 1995 and 1996                                        3

                 Consolidated Balance Sheets as of July 31, 1995 and
                     April 30, 1996                                                                       4

                 Consolidated Statements of Cash Flows for the nine months
                     ended April 30, 1995 and 1996                                                        5

                 Notes to Consolidated Financial Statements                                               6


  Item 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                            9


PART II.         OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                                                        14

                 Signatures                                                                              15

PART I. FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three months ended                  Nine months ended
                                                          April 30,                          April 30,
                                                 ---------------------------      -----------------------------
                                                     1995           1996              1995            1996
                                                 -----------    ------------      -------------   -------------
Revenue                                           $4,199,073      $8,278,494        $11,943,507     $19,389,195

Operating expenses:
  Cost of services                                 2,184,910       4,764,970          6,289,572      10,542,081
  Selling, general and administrative              1,024,014       1,697,975          2,872,821       4,148,584
  Other operating                                     63,856          60,129            184,651         163,307
                                                 -----------     -----------        -----------     -----------

    Total operating expenses                       3,272,780       6,523,074          9,347,044      14,853,972
                                                 -----------     -----------        -----------     -----------

Operating income                                     926,293       1,755,420          2,596,463       4,535,223
Interest income (expense):
  Interest income                                    133,274         728,799            416,193       1,021,226
  Interest expense                                         -         (97,491)                (4)       (125,559)
                                                 -----------     -----------        -----------     -----------
                                                     133,274         631,308            416,189         895,667
                                                 -----------     -----------      -------------    ------------

Income before income taxes                         1,059,567       2,386,728          3,012,652       5,430,890
Income taxes                                         401,405         918,591          1,141,730       2,089,899
                                                 -----------     -----------      -------------    ------------

  Net income                                     $   658,162     $ 1,468,137      $   1,870,922    $  3,340,991
                                                 ===========     ===========      =============    ============

Net income per share                                    $.07            $.13               $.19            $.32

Weighted average number of common and
  common equivalent shares outstanding             9,893,372      11,518,754          9,893,372      10,632,659





        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  July 31, 1995          April 30, 1996
                                                                                           (Unaudited)
                                                                  -------------         ---------------
CURRENT ASSETS
  Cash and cash equivalents                                        $ 19,184,372           $  68,726,343
  Investments                                                         4,974,035              94,816,187
  Accounts receivable, net of allowance
    for doubtful accounts of $26,202
    and $41,702, respectively                                         2,361,545               2,980,751
  Prepaid expenses and other                                            658,200               1,300,359
                                                                   ------------           -------------

       Total current assets                                          27,178,152             167,823,640

PROPERTY AND EQUIPMENT, net                                           2,300,964               8,118,544

GOODWILL AND OTHER INTANGIBLES, net                                           -              15,528,020

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $128,388 and $170,383, respectively                 2,984,737               4,883,422

OTHER ASSETS                                                            141,853                 155,011
                                                                   ------------           -------------
TOTAL ASSETS                                                       $ 32,605,706           $ 196,508,637
                                                                   ============           =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    214,158           $     772,957
  Accrued expenses                                                      762,389                 608,890
  Customer accounts deposits                                         11,783,187              16,151,632
  Unearned revenue                                                      271,375                 650,050
  Income taxes payable                                                   53,448                  36,702
                                                                   ------------           -------------

    Total current liabilities                                        13,084,557              18,220,231


DEFERRED INCOME TAXES                                                   550,450               1,202,501

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 2,000,000 shares of
    $.01 par value; no shares issued
  Common Stock - authorized, 20,250,000
    shares of $.01 par value; issued and outstanding,
    6,497,804 and 13,417,072 shares, respectively                        64,978                 134,171
  Additional paid in capital                                         13,665,092             168,370,118
  Retained earnings                                                   5,240,629               8,581,616
                                                                   ------------           -------------
TOTAL SHAREHOLDERS' EQUITY                                           18,970,699             177,085,905
                                                                   ------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 32,605,706           $ 196,508,637
                                                                   ============           =============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine months ended
                                                                                  April 30,
                                                                     -----------------------------------
                                                                           1995                   1996
                                                                     ------------           ------------
Cash flows from operating activities:
  Net income                                                        $  1,870,922            $  3,340,991
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                        421,812               1,260,420
    Deferred income taxes                                                170,501                 652,051
  Change in operating assets and liabilities:
    Accounts receivable                                                 (631,158)                 63,461
    Prepaid expenses and other                                           (48,833)               (587,131)
    Income taxes recoverable                                             176,165                       -
    Other assets                                                         (49,779)                262,771
    Accounts payable                                                     (92,761)                260,829
    Accrued expenses                                                     294,622                (176,534)
    Unearned revenue                                                     247,875                 378,675
    Customer accounts deposits                                           281,578               2,360,754
    Income taxes payable                                                  57,699                 (21,540)
                                                                   -------------           -------------

  Net cash provided by operating activities                            2,698,643               7,794,747
                                                                   -------------           -------------

Cash flows from investing activities:
  Maturity of (additions to) investments                               9,305,282             (89,842,152)
  Additions to property and equipment                                   (523,512)             (6,391,924)
  Additions to software development costs                             (1,530,261)             (1,956,073)
  Cash paid for acquisitions, net                                              -             (11,062,985)
  Disposal of fixed assets                                                 4,600                 (13,986)
                                                                   -------------           -------------

    Net cash provided by (used in) investing activities                7,256,109            (109,267,120)
                                                                   -------------           -------------

Cash flows from financing activities:
  Proceeds from long-term bank borrowings                                      -               6,000,000
  Payments on bank borrowings                                                  -              (6,710,581)
  Proceeds from stock offering, net of cost                                    -             151,137,080
  Proceeds from exercise of common stock options                         162,276                 587,845
                                                                   -------------           -------------

    Net cash provided by financing activities                            162,276             151,014,344
                                                                   -------------           -------------

Net increase in cash and
  cash equivalents                                                    10,117,028              49,541,971

Cash and cash equivalents at beginning
  of year                                                              5,123,565              19,184,372
                                                                   -------------           -------------

Cash and cash equivalents at end
  of period                                                         $ 15,240,593           $  68,726,343
                                                                    ============           =============




        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1996



NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

    ABR Information Services, Inc. is a leading provider of comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. The Company believes it is the largest provider of COBRA compliance services. COBRA is a federally mandated law related to the portability of employee group health insurance. The Company also provides benefits administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Additionally, the Company provides benefits administration services with respect to benefits provided to active employees, including enrollment, eligibility verification, qualified domestic relations order ("QDRO") administration, HMO consolidation and pension services. These services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

    The Company is headquartered in Palm Harbor, Florida and provides information and support services to more than 20,000 employers including Fortune 500 companies, insurance companies and other employers. The Company's operations are in a single business segment, the information services business.


NOTE B - BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of April 30, 1996 and for the three and nine months ended April 30, 1995 and April 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of results that may be expected for the year ending July 31, 1996. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1994 and 1995, and for each of the three years in the period ended July 31, 1995, included in the Company's 1995 Annual Report to Shareholders.

NOTE C - NET INCOME PER SHARE

     Net income per common share has been computed using the weighted average of the outstanding Common Stock plus the dilutive Common Stock equivalents (stock options and warrants), using the treasury or the modified treasury stock method. On July 13, 1995 and February 19, 1996, the Company completed three-for-two stock splits. All share and per share data included in this report have been restated to reflect the splits. Primary and fully dilutive calculations result in the same net income per common share.

ABR INFORMATION SERVICES, INC.

NOTE D - CASH AND CASH EQUIVALENTS

     The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

NOTE E - LINES OF CREDIT AND COMMITMENTS

     The Company has a five year, $15.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30 day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of
2.25 to 1, a debt service coverage ratio of not less than 1.35 to 1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of April 30, 1996, the Company was in compliance with all such covenants. As of April 30, 1996, there were no outstanding amounts under the credit facility.

     The Company recently purchased a 110,000 square foot facility situated on
12.7 acres of land in Palm Harbor, Florida. The cost of improvements to be made by the Company to such facility has been estimated to be $5.5 million. Management estimates that as of the end of April 30, 1996, approximately $5.0 million will be required in order for the Company to purchase equipment for and to upgrade the Company's information processing systems.

     Subsequent to the end of the quarter, the Company purchased 72 acres of land for $2.1 million in Tarpon Springs, Florida to hold for future expansion of operating facilities.

NOTE F - BUSINESS ACQUISITIONS

     New Jersey Acquisition: On December 15, 1995, the Company acquired all of the outstanding capital stock of Bullock Associates, Inc. ("BAI") for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. BAI, which was renamed ABR Benefits Services, Inc. ("BSI"), is located in Princeton, New Jersey, and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration, QDRO administration and educational benefit administration, as well as administration of other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

     The following unaudited pro forma summary combines the results of operations of the Company with the operations of BSI as if the acquisitions had occurred at the beginning of the respective periods. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and the operations of BSI operated as a single entity during such periods.

ABR INFORMATION SERVICES, INC.

NOTE F - BUSINESS ACQUISITIONS - Continued

                                              Three months ended                      Nine months ended
                                                  April 30,                               April 30,
                                    (in thousands, except per share data)   (in thousands, except per share data)
                                    -------------------------------------   -------------------------------------

                                           1995             1996                   1995              1996
                                         --------         --------               --------          --------
Revenue                                  $ 6,400          $  8,278               $ 18,508          $ 22,967

Operating income                           1,417             1,755                  3,911             5,418

Net income                                   836             1,468                  2,314             3,682

Net income per share                     $   .08          $    .13               $    .23          $    .35

  California Acquisition. Effective February 1, 1996, the Company acquired all of the outstanding capital stock of Total COBRA Services ("TCS") for 132,712 shares of Common Stock. TCS is located in Irvine, California and provides COBRA administration and retiree billing services. For the fiscal year ended December 31, 1995, TCS had revenues of less than $2 million. The Company has not provided pro forma financial information with respect to TCS as it is not a significant acquisition.

  Amortization of goodwill and other intangibles is based upon the allocation of the total purchase price and amortization periods, using the straight-line method, as follows:

                                                                                   Estimated
                                                         Allocation               Useful Lives
                                                        ------------              ------------
         Non-competition agreements                       $  600,000                 5 years
         Contracts                                         2,000,000                10 years
         Goodwill                                         13,198,756                25 years

  Amortization expense totaled $270,736 for the nine months ended April 30, 1996.

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

    The Company's revenues currently are generated from three sources. First, the Company generates revenues through its COBRA compliance services. Second, the Company generates revenue from providing administration services with respect to benefits provided to retirees and inactive employees. Third, the Company generates revenue from providing administration services with respect to benefits provided to active employees.

    The first source of revenues for the Company is COBRA compliance services and is generated primarily from its qualifying event agreements with employers and through capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of COBRA compliance for their group insurance clients that are subject to COBRA. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each continuant. In addition, the Company generates revenues from customers for additional COBRA compliance and healthcare administration services, both on a one-time and continuous basis. These additional revenues include new account fees paid to the Company when it is retained by a new customer. During the first nine months of fiscal 1995 and the first nine months of fiscal 1996, 91.4% and 77.8%, respectively, of the Company's revenues were attributable to the Company's COBRA compliance services.

    The second source of the Company's revenues is administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. During the first nine months of fiscal 1995 and the first nine months of fiscal 1996, 7.1% and 15.3%, respectively, of the Company's revenues were attributable to the Company's administration services for retirees and inactive employees.

    The third source of the Company's revenues is administration services with respect to benefits provided to active employees. Through this service, the Company provides benefits administration services for active employees, such as enrollment, eligibility verification, QDRO administration, HMO consolidation and pension services. During the first nine months of fiscal 1995 and the first nine months of fiscal 1996, 0.5% and 6.9%, respectively, of the Company's revenues were attributable to benefits administration services for active employees.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of revenues, certain financial data for the Company for the periods indicated:

                                                    Three months ended            Nine months ended
                                                         April 30,                    April 30,
                                                   --------------------          -------------------
                                                    1995          1996            1995         1996
                                                   ------        ------          ------       ------
Revenue                                             100.0%       100.0%          100.0%        100.0%
Cost of services                                     52.0         57.6            52.7          54.4
Selling, general and administrative expenses         24.4         20.5            24.1          21.4
Other operating expenses                              1.5           .7             1.5            .8
                                                    -----        -----           -----         -----
Operating income                                     22.1         21.2            21.7          23.4
Interest expense (income)                            (3.2)        (7.6)           (3.5)         (4.6)
Income taxes                                          9.6         11.1             9.5          10.8
                                                    -----        -----           -----         -----

Net income                                           15.7%        17.7%           15.7%         17.2%
                                                    =====        =====           =====         =====

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

    Revenues increased $4.1 million, or 97.2%, to $8.3 million during the three months ended April 30, 1996 from $4.2 million in the three months ended April 30, 1995. Of the $4.1 million increase in revenues, $2.1 million was attributable to increased revenues from COBRA compliance services, $1.4 million was attributable to increased revenues from retiree/inactive employee benefits administration, and approximately $588,000 was due to increased revenues from active employee benefits administration.

    The increase in COBRA compliance revenues increased as a result of the addition of new customers and as a result of the New Jersey and California acquisitions. These revenues also increased due to an increase in revenues from the 2% administration fee on the monthly health insurance premiums during the three months ended April 30, 1996 compared to the three months ended April 30, 1995.

    The increase in revenues from retiree/inactive employee benefits administration was primarily attributable to the addition of new customers obtained by the Company and as a result of the New Jersey and California acquisitions during the three months ended April 30, 1996 who were not customers of the Company during the three months ended April 30, 1995.

    The increase in revenues from active employee benefits administration was primarily attributable to the addition of new customers obtained by the Company and as a result of the New Jersey Acquisition during the three months ended April 30, 1996 who were not customers of the Company during the same period of 1995.

    Cost of services increased 118.1% to $4.8 million during the three months ended April 30, 1996 from $2.2 million during the three months ended April 30, 1995. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support growth as well as the result of the New Jersey and California acquisitions. As a percentage of revenues, cost of services increased to 57.6% from 52.0% for the same periods. This increase as a percentage of revenues resulted from increasing the operating infrastructure to support the Company's growth.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


    Selling, general and administrative expenses increased 65.8% to $1.7 million during the three months ended April 30, 1996 from $1.0 million in the three months ended April 30, 1995. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 20.5% from 24.4% for the same periods. The decrease as a percentage of revenues resulted primarily from the acquisitions which had lower selling, general and administrative expenses as a percent of revenue, and from allocating expenses over a larger revenue base.

    Other operating expenses decreased 5.8% to $60,000 during the three months ended April 30, 1996 from $64,000 in the three months ended April 30, 1995. The reduction in other operating expenses as a percentage of revenues resulted from operating efficiencies associated with the allocation of these expenses over a larger revenue base.

    Income taxes increased 128.8% to $919,000 during the three months ended April 30, 1996 from $401,000 during the three months ended April 30, 1995. The Company's effective tax rate increased to 38.5% from 37.9% for the same period.

    As a result of the foregoing, the Company's net income increased 123.1% to $1.5 million during the three months ended April 30, 1996 from $658,000 in the three months ended April 30, 1995. Net income per share was $.13 for the quarter ended April 30, 1996 compared to $.07 for the prior year period.

NINE MONTHS ENDED APRIL 30, 1996 COMPARED TO NINE MONTHS ENDED APRIL 30, 1995

    Revenues increased $7.4 million, or 62.3%, to $19.4 million during the nine months ended April 30, 1996 from $12.0 million in the same period of 1995. Of the $7.4 million increase in revenues, $4.2 million was attributable to increased revenues from COBRA compliance services, $2.1 million was attributable to increased revenues from retiree/inactive employee benefits administration and $1.1 million was due to increased revenues from active employee benefits administration.

    COBRA compliance revenues increased as a result of the addition of new customers and as a result of the New Jersey and California acquisitions. These revenues also increased due to an increase in revenues from the 2% administrative fee on monthly health insurance premiums during the nine months ended April 30, 1996 compared to the same period of 1995.

    The increase in revenues from retiree/inactive employee benefits administration was primarily attributable to the addition of new customers obtained by the Company and as a result of the New Jersey and California acquisitions during the nine months of fiscal 1996 who were not customers of the Company during the same period of 1995.

    The increase in revenues from active employee benefits administration was primarily attributable to the addition of new customers obtained by the Company and as a result of the New Jersey Acquisition during the nine months ended April 30, 1996 who were not customers of the Company during the same period of 1995.

    Cost of services increased 67.6% to $10.5 million during the nine months ended April 30, 1996 from $6.3 million in the same period of 1995. As a percentage of revenues, cost of services increased to 54.4% from 52.7% for the same periods. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support growth and an increase in operating expenses to service the additional revenues. This increase as a percentage of revenues resulted from increasing the operating infrastructure to support the Company's growth.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



    Selling, general and administrative expenses increased 44.4% to $4.1 million during the nine months ended April 30, 1996 from $2.9 million in the same period of 1995. The increase in selling, general and administrative expenses was primarily attributable to the addition of management, marketing and administrative personnel to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 21.4% from 24.1% for the same periods. The decrease as a percentage of revenues resulted primarily from the acquisitions which had lower selling, general and administrative expenses as a percent of revenue and from allocating expenses over a larger revenue base.

    Other operating expenses remained fairly constant during the nine months ended April 30, 1996 as compared to the same period of 1995 and, as a percentage of revenues, decreased to 0.8% from 1.5% for the same periods. The reduction in other operating expenses as a percentage of revenues resulted from operating efficiencies associated with the allocation of these expenses over a larger revenue base.

    Income taxes increased 83.0% to $2.1 million during the nine months ended April 30, 1996 from $1.1 million during the same period of 1995. The Company's effective tax rate remained fairly constant, increasing slightly to 38.5% from 37.9% for the same periods.

    As a result of the foregoing, the Company's net income increased 78.6% to $3.3 million during the nine months ended April 30, 1996 from $1.9 million in the same period of 1995. Net income per share was $.32 compared to $.19 for the same period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

    In March 1996, the Company completed a secondary stock offering which provided, net cash after offering expenses, $151 million to its operations. Net cash provided by operating activities was $7.8 million for the nine months ended April 30, 1996 compared to $2.7 million for the same period of 1995. As of April 30, 1996 and July 31, 1995, the Company's working capital and current ratio were $149.6 million and 9.2-to-1 and $14.1 million and 2.1-to-1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

    During the nine months ended April 30, 1996, the Company's capital expenditures were $6.4 million.

    The Company recently purchased a 110,000 square foot facility situated on
12.7 acres of land in Palm Harbor, Florida. The cost of improvements to be made by the Company to such facility has been estimated to be $5.5 million. Management estimates that as of the end of April 30, 1996, approximately $5.0 million will be required in order for the Company to purchase equipment for and to upgrade the Company's information processing systems.

    Subsequent to the end of the quarter, the Company purchased 72 acres of land for $2.1 million in Tarpon Springs, Florida to hold for future expansion of operating facilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



    The Company has a five-year, $15.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.25-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of April 30, 1996, the Company was in compliance with all such covenants. As of April 30, 1996, there were no amounts outstanding under the credit facility.

    The Company believes that its cash flow from operations and the funds available from its credit facilities will be adequate to meet the Company's expected capital requirements for the foreseeable future.

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibits

              27  Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 12, 1996                   ABR INFORMATION SERVICES, INC.





                                         /s/ Vincent Addonisio
                                         -------------------------------------
                                         Vincent Addonisio
                                         Senior Vice President,
                                         Chief Financial Officer and
                                         Treasurer