Form 10-K
period 1996-07-31
ABR INFORMATION SERVICES INC
filed 1996-10-29
CIK 920985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
               [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 1996

                             ----------------------

                         COMMISSION FILE NUMBER 0-24132

                         ABR INFORMATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                               59-3228107
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                          34125 U.S. HIGHWAY 19 NORTH
                              PALM HARBOR, FLORIDA
             (Address of registrant's principal executive offices)

                                   34684-2116
                                   (Zip Code)

                                 (813) 785-2819
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                            ----------------------
                       Voting Common Stock $.0l Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [x]             No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                            [ ]

         As of October 18, 1996, there were outstanding 13,619,895 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of October 18, 1996 was $810,094,064.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                                                             FORM 10-K REFERENCE
---------                                                                                             -------------------
1996 Annual Report to Shareholders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Part II Items 5, 6, 7 and 8
Proxy Statement dated November 8, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Part III Items 10-12

                         ABR INFORMATION SERVICES, INC.

                            FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        -------
PART I
  Item 1         Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  Item 2         Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
  Item 3         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
  Item 4         Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .   10

PART II
  Item 5         Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . .   10
  Item 6         Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
  Item 7         Management's Discussion and Analysis of Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
  Item 8         Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .   11
  Item 9         Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

PART III
  Item 10        Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . .   11
  Item 11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11
  Item 12        Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .   11
  Item 13        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .   11

PART IV
  Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . .   12

                                     PART I

ITEM 1 -- BUSINESS

         ABR Information Services, Inc. (the "Company") provides comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. Currently, a significant portion of the Company's revenues are derived from the Company's COBRA compliance services. The Company believes it is the largest provider of COBRA compliance services in the United States, serving more than 21,000 employers with a total employee population exceeding 10.0 million. The Company serves approximately 400 of the estimated 12,000 U.S. companies employing 1,000 or more employees, including Fortune 500 companies. The Company provides COBRA compliance services to approximately 3% of the estimated 650,000 companies that are required to comply with COBRA.

         Enacted in 1986, COBRA (the "Consolidated Omnibus Reconciliation Act") requires virtually all employers with 20 or more employees that maintain group health insurance plans to offer continued healthcare coverage for employees and their dependents following "qualifying events," such as changes in employment status. The Company assists its COBRA compliance customers in (i) complying with complex and frequently changing regulations, (ii) reducing healthcare costs through uniform enforcement of COBRA eligibility and other requirements, and (iii) decreasing their exposure for federal excise taxes and other obligations that may be imposed for noncompliance with COBRA.

         The Company also provides administration services to large employers for benefits provided to their retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. These services are currently utilized by 60 employers (most of which are also COBRA compliance customers), including Fortune 500 companies.

         Additionally, the Company provides administration services to large employers for benefits provided to their active employees, including enrollment, eligibility verification, QDRO (Qualified Domestic Relations Order) administration, Flexible Spending Account ("FSA") administration and pension services. These services are offered on either an "a la carte" basis or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks that they find too costly or burdensome to perform in-house, or to outsource the total benefits administration function. The Company is currently providing these services to 1000 employers on an "a la carte" basis, including Fortune 500 companies. In June of 1996, the Company commenced providing services under a five-year contract with a Fortune 100 company with approximately 90,000 active and inactive employees and retirees, whereby the Company provides total benefits administration services for this customer.

TREND TOWARD OUTSOURCING

         Since the late 1980s, many U.S. companies, in order to focus on core competencies and revenue-producing activities, have sought to outsource to specialized vendors certain functions or services that were historically performed in-house. In addition, the trend in recent legislation and healthcare reform proposals has been to provide employees with the ability to continue their healthcare coverage after a change in employment status and to take certain benefits with them to new employers, a concept known as "portability." Based on the following factors, the Company believes that benefits administration and compliance is often too complicated, costly and administratively burdensome to be performed in-house:

         - Extensive staff training and associated costs required to monitor complex and frequently changing government regulations.

         - Substantial exposure to liability for noncompliance with federal laws concerning benefits, such as COBRA.

         - Employer awareness of benefit plans, including the concern for adverse effects on employee relations and potential litigation due to inadequate benefits administration.

         - Cost of investment in specialized data processing systems requiring periodic maintenance, updates and reinvestment.

         - Disproportionate expenditures of management time and attention to a function that is not directly related to the generation of revenues.

         The Company believes that its market position, proprietary software and compliance systems and experience in benefits administration should enable the Company to capitalize on trends favoring portability and outsourcing. The Company is strategically positioned to capitalize on the benefits administration outsourcing trend because of its proven ability to deliver (i) economies of location by performing administrative functions in low-cost areas,
(ii) economies of scale by spreading fixed costs over a large number of customers, and (iii) economies of technology by utilizing its sophisticated information systems and proprietary databases.

STRATEGY

         The Company's objective is to strengthen its market position by becoming the leading provider of benefits administration services relating to COBRA compliance, retiree/inactive employee benefits and benefits provided to active employees. To achieve this objective, the Company has developed a strategy that includes the following key components:

         - Increase COBRA Compliance Market Share. This market consists of approximately 650,000 employers that are required under federal law to comply with COBRA. The Company believes that, based on the number of current and former employees covered by its customers' healthcare benefit plans, it is the largest COBRA compliance service provider in the United States. The Company provides COBRA compliance services for more than 21,000 employers, which represents approximately 3% of the potential market. The Company intends to increase its market share by expanding its marketing efforts and geographic presence, and by marketing its services directly through its sales force and indirectly through the Company's agreements with insurance companies and other distribution channels.

         - Increase Retiree/Inactive Employee Benefits Administration Market Share. In response to demand from customers for services beyond COBRA compliance, the Company provides administration services to large employers for benefits provided to their retirees and inactive employees. The Company is marketing this service to its current customer base as well as to other prospects. The Company believes that this market is significant due to the large number of retirees and inactive employees who make periodic payments for healthcare and other benefits coverage, and the complexity and cost of efficiently administering such arrangements.

         - Expand Active Employee Benefits Administration Services. The Company has invested significant resources in proprietary information systems. The Company's databases include customer healthcare benefit plan information, such as premium rates, healthcare provider data and other employee and plan data that may be readily stored, sorted and manipulated to support additional benefit services. This data can be used to provide other services for active employees (e.g., enrollment, eligibility verification, QDRO administration, FSA plan administration, HMO consolidation and pension services), thereby leveraging the Company's investment in proprietary information systems and databases. The Company's active employee benefits administration services are offered on either an "a la carte" basis or a total outsourcing basis. This flexibility allows customers to outsource certain benefits administration tasks that they find too costly or burdensome, or to outsource the total benefits administration function. The Company believes that customers who outsource certain benefits administration tasks will take advantage of the flexibility of the "a la carte" process by outsourcing an increasing number of tasks.

         - Acquire Complementary Businesses. The Company intends to acquire complementary businesses in order to increase its market share, expand its services and expand its geographic presence. These acquisitions will permit the Company to cross-sell additional services to its existing customer base and gain new customers to increase market share.

         - Generate Recurring Revenue. The Company's services are structured to generate revenue based on events which occur in the normal course of a customer's business and in a relatively frequent manner. Furthermore, the Company develops extensive systems and databases that are not easily duplicated, resulting in favorable customer retention. Due to the frequency of events that generate revenues, the Company's high rate of customer retention, and the monthly billing arrangements with capitation customers, the company generates a high level of recurring revenue.


ACQUISITIONS

         The Company intends to acquire complementary businesses in order to increase its market share, expand its services and expand its geographic presence. These acquisitions will permit the Company to cross-sell additional services to its existing customer base and gain new customers to increase market share. The Company believes that opportunities exist in the benefits administration sector which would enable the Company to acquire complementary businesses.

         Since December 1995, the Company has acquired three benefits administration companies, one of these acquisitions was completed by a pooling of interest (all financial information has been restated to reflect this). These acquisitions have enabled the Company to increase the range of benefits administration services it provides, expand its geographic presence and decrease the Company's reliance on revenues from COBRA compliance services. During fiscal 1995 and fiscal 1996, the Company derived approximately 83.8% and 69.9%, respectively, of its revenues from COBRA compliance services. Assuming the New Jersey Acquisition had occurred on August 1, 1994, the Company would have derived approximately 62.1% and 64.4%, respectively, of its revenues from COBRA compliance services for the same periods. Assuming the New Jersey Acquisition had occurred on August 1, 1995, the Company's revenues and net income also would have been $34.7 million and $6.0 million, respectively, for the year ended July 31, 1996. The recently completed acquisitions are discussed below:

         New Jersey Acquisition. On December 15, 1995, the Company acquired all of the outstanding capital stock of Bullock Associates, Inc., which was subsequently renamed ABR Benefits Services, Inc. ("BSI") for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. BSI is located in Princeton, New Jersey and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration, QDRO administration and educational benefit administration services, as well as administration services for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans. For the year ended December 31, 1995, BSI had revenues of $9.3 million. As part of the New Jersey Acquisition, the Company entered into a four-year contract with BSI's largest customer, which accounted for approximately 89.0% and 76.1% of BSI's revenues in fiscal years 1994 and 1995, respectively. The New Jersey Acquisition expands the Company's market share in the COBRA compliance market, gives it a geographic presence in the northeast and expands the number of active employee benefits administration services it provides.

         California Acquisition. Effective February 1, 1996, the Company acquired all of the outstanding capital stock of Total Cobra Services ("TCS") for 132,712 shares of the Company's Common Stock, subject to possible adjustment. TCS is located in Irvine, California and provides COBRA administration and retiree billing services. For the fiscal year ended December 31, 1995, TCS had revenues of less than $2.0 million. The California Acquisition increases the Company's market share in the COBRA compliance market and enhances its ability to market its services to clients on the west coast of the United States.

         Virginia Acquisition. On June 28, 1996, the Company acquired, by a pooling of interest, all of the outstanding stock of the L.P. Baier Company ("LPB") for 143,010 shares of the Company's Common Stock. LPB is located in Fairfax, Virginia and provides primarily COBRA administration and FSA administration. LPB had revenues of approximately $2.4 million in calendar year 1995.

BENEFITS ADMINISTRATION SERVICES

         The Company provides the following benefits administration, compliance and information services to its customers, as described below:

         COBRA Compliance Services. The Company provides comprehensive COBRA compliance services to a diverse customer base throughout the United States. Once the Company's customer or the qualified beneficiary notifies the Company of a qualifying event, the Company assumes responsibility for COBRA compliance and administration.

         Under COBRA, premiums paid by continuants are generally limited to 102% of the applicable insurance premium. Eligible participants have in most cases at least 105 days after the occurrence of a qualifying event to elect to continue, and pay for, insurance coverage retroactively. As a result, COBRA claims and administration costs generally exceed premiums due primarily to adverse selection (i.e., those who are eligible for continued insurance coverage under COBRA, and have pending claims, are more likely to select coverage retroactively when the cost of claims exceeds the cost of healthcare coverage, and those who have no need for healthcare coverage typically do not elect coverage and consequently do not pay premiums).

         According to an annual survey published in 1995 by Charles D. Spencer & Associates, Inc., COBRA continuants have higher healthcare coverage claims than active employees. Among those survey respondents that could compare COBRA costs with the cost of active employee claims, healthcare coverage claim costs for COBRA continuants were 149% and 155% of active employee claim costs in 1994 and 1995, respectively. The Company believes that uniform determination of coverage eligibility and administration of COBRA claims in accordance with applicable requirements can in most cases reduce COBRA claim costs and, as a result, reduce healthcare costs for employers.

         The COBRA compliance process begins when the Company or the employer sends each employee and his or her dependents a notification of COBRA rights letter when they become eligible to participate in the employer's group healthcare plan. Thereafter, it is the employer's or the participant's responsibility to send the Company a qualifying event notice following any qualifying event. After processing the qualifying event, the Company communicates with any qualified beneficiary who elects COBRA coverage throughout the period of coverage, which typically extends for 18 to 36 months after the qualifying event. During this period, the Company: (i) processes and archives all election forms and correspondence; (ii) determines whether coverage elections have been made on a timely basis; (iii) sends premium notices to, and collects payments from, continuants; (iv) generates daily and monthly reports for customers; and (v) maintains automated and customer representative telephone services for continuant and customer inquiries.

         As a provider of COBRA compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of COBRA. Under current federal laws, the maximum amount of such taxes that may be imposed on the Company in any year for unintentional violations of COBRA is $2.0 million. In addition to the excise tax liability that may be imposed on the Company, substantial excise taxes may be imposed under COBRA on the Company's customers. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such taxes assessed against its customers arising out of the Company's failure to comply with COBRA, unless such taxes are attributable to the customer's failure to comply with COBRA or with the terms of its agreement with the Company. In addition to liability for excise taxes for noncompliance with COBRA, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to comply with COBRA or to fulfill its obligations to its customers under its agreements. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with COBRA or for its failure to comply with its agreement with any customer, as of July 31, 1996, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company. See "--Regulatory Environment."

         Retiree/Inactive Employee Benefits Administration. The Company's experience with benefits administration and compliance services, and the extensive databases maintained to provide these services, have enabled the Company to provide for the administration of various employer-sponsored benefits that are not mandated by law. For example, the Company provides benefits administration services to employers who offer healthcare benefits to their retirees. Financial accounting standards that require the accrual of certain retiree healthcare costs have increased employer awareness in this area. As a result, many employers have modified retiree healthcare benefit arrangements, often requiring retirees to pay a portion of this cost. The Company provides notification, billing, collection, record keeping and reporting services to larger employers where a periodic benefit plan contribution is required to be made by retirees or their dependents. The Company also administers benefits provided for inactive employees, such as healthcare benefits.

    Active Employee Benefits Administration. The Company also provides services to large employers for benefits provided to their active employees. These services are offered on either an "a la carte" basis or a total outsourcing basis, thus allowing customers to outsource certain benefits administration tasks that they find too costly or burdensome, or to outsource the total benefits administration function. The Company is currently providing these services to 1000 employers on an "a la carte" basis. In June of 1996, the Company commenced providing services under a five-year contract with a Fortune 100 company with approximately 90,000 active and inactive employees and retirees, whereby the Company provides total benefits administration services for this customer. The menu of services the Company offers to customers with respect to their active employees, many of which are also provided with respect to retirees and inactive employees, includes the following:

         - Enrollment Services. Provide enrollment services for employers, such as disseminating enrollment materials, processing responses, providing telephone assistance to enrollees, determining eligibility for coverage and reporting. Provide employers with assistance in enrollment communications.

         - Pension Services. Provide active and retired employees who are vested in their company's pension plan with benefit information, process retirement election forms and other materials to begin the retirement payment process. Maintain Retiree and Vestee Answer Centers which provide access to benefit analysts who are proficient in client-specific plans and procedures.

         - QDRO Services. Develop packages to assist QDRO participants of the process to properly and accurately divide pension plan assets. Verify "qualification" of a domestic relations order. Respond to telephone and written inquires regarding QDRO benefits.

         - Educational Benefits Administration Services. Administer various educational benefit programs such as student loans, reimbursements and scholarships. Verify eligibility and process payments and loan forms. Monitor for compliance against the customer's benefit plan.

         - New Hire Processing Services. Process benefits administration forms and information relating to the provision of benefits to newly hired employees.

         -       FSA Administration Services. Design and support all types of
                 Section 125 flexible benefit formats, including plan design, legal documents, employee education, enrollment support, compliance testing, claims administration and the preparation of required IRS forms.

         - Other. Administer employee discount plans, adoption programs, employee emergency loan programs, product rebate programs, HMO consolidation, employee help desk, eligibility verification, tuition refund, education and other loan programs, and FMLA insurance programs.

         Summary of Functions. In connection with the performance of benefits administration services, the Company generally provides one or more of the following functions:

         - Notification. Provide timely notifications of eligibility for coverage and healthcare benefit plan requirements to participants, employers and insurance companies.

         - Billing and Premium Collections. Send detailed monthly premium notice, return envelope for payment and request for ongoing certification of eligibility to participants. Remit collected premiums to employers on a monthly basis in accordance with employer's instructions.

         - Automated Response System. Maintain 24 hour-a-day, 365 day-a-year toll-free automated voice and facsimile response systems for certain status information available to customers and participants.

         - Customer Service Hotline. Respond during normal business hours to inquiries from participants or employers requiring individual attention from trained customer service representatives.

         - Compliance Monitoring and Determination of eligibility. Monitor government compliance guidelines regarding availability of healthcare coverage. Determine whether applications and premium payments comply with applicable regulations and established eligibility criteria.

         - Reporting and Auditing. Generate daily reports for employers to monitor elections and terminations of coverage by participants. Generate monthly reports for employers providing current status of all participants.

         - Archive and Record-keeping Systems. Archive in an off-site facility all electronic storage media, correspondence, postmarked envelopes and copies of premium notices and checks evidencing payment.


SALES, MARKETING AND CUSTOMER SERVICE

         Approximately 36.3%, 35.2% and 39.7% of the Company's revenues in fiscal 1994, 1995 and 1996, respectively, were derived solely from agreements with the Company's ten largest customers. Assuming the New Jersey Acquisition had occurred on August 1, 1994, approximately 51.7% and 44.9% of the Company's revenues in fiscal 1995 and fiscal 1996, respectively, would have been attributable to the Company's ten largest customers, with approximately 24.6% and 20.8% of such revenues being derived from the largest customer of the company acquired in the New Jersey Acquisition. As part of the New Jersey Acquisition, the Company entered into a four-year contract with this customer. The Company's loss of any of these large customers could have a material adverse effect on the Company.

         The Company markets its services throughout the United States through a sales, marketing and support staff consisting of 30 employees as of July 31, 1996. The Company identifies prospective customers through a combination of direct mail, telemarketing and advertising.

         Generally, the Company markets its services in one of two ways, depending upon whether a potential customer is a large employer or insurance company, or a small employer. When a large employer or insurance company has been identified as a potential customer, the Company's sales strategy is to focus its sales and marketing efforts on developing relationships with key decision makers, such as the potential customer's chief executive officer, chief financial officer or director of human resources or benefits. The Company's sales executives make presentations that are designed to acquaint the potential customer with the Company's services and the benefits associated with outsourcing functions to the Company. A formal presentation is usually followed by a visit to the Company's facility where the prospective customer evaluates the Company's internal procedures, data processing capabilities and customer support team.

         With respect to potential customers who are small employers, the Company markets its services directly to the employer via telemarketing. The Company's telemarketing staff sells the Company's services by educating the potential customer about the benefits of its outsourcing services without the need for face-to-face presentations.

         The Company is also expanding its channels of distribution, such as marketing its services through independent insurance agents. The agents typically receive a one-time commission for each client who utilizes the Company's services.

         The Company also emphasizes account development to strengthen its relationship with existing customers. The Company disseminates information about its services through newsletters and various periodic reports. These activities are designed to increase existing customer awareness and understanding of the scope of benefits administration services offered by the Company.

COMPUTER OPERATIONS, SOFTWARE DEVELOPMENT AND PROPRIETARY PRODUCT PROTECTION

         The Company's central data processing and information system consists of high-performance micro processors linked in multiple local-area networks through high-speed routers and intelligent hubs. Installed in the data center located at the Company's headquarters, the network utilizes client-server technology in a DOS and Windows environment. The Company is currently expanding its capacity by implementing systems based on a UNIX platform and Oracle database environment, which the Company believes will increase its capacity to service its growing customer base.

         The Company meets the changing information needs of its customers by developing, maintaining and enhancing its software. The Company provides its services to customers using proprietary software that is owned by the Company and is not licensed to others. The Company's computer system provides for timely system updates and modifications because of its flexible modular design. The Company's computer system works with on-line, real-time information, thus allowing its service representatives to give accurate, up-to-date information to continuants and customers. In addition, the Company believes that its ability to upload and download information to customers and insurance carriers with minimal development time provides the Company with a competitive advantage. The Company's software and systems have supported the customer base without interruption for over eight years. As of July 31, 1996, the Company had 58 employees in programming, software development, modifications and maintenance.

         The Company's primary data center is protected by a fire extinguishing system and by two centralized UPS (uninterruptible power supply) systems that provide short-term battery backup in the event of a power outage, reduced voltage or power surge. Multiple layers of password and access authorization are imposed to prevent unauthorized access, use or distribution of information. The Company maintains log-in records of all users, restricts certain key record fields and maintains audit trail records of all changes. Software and related data files are backed up three times a day and stored off-site at multiple locations. The Company is currently in the process of developing a disaster recovery facility which will provide the Company with off-site data storage and archiving as well as a secure, off-site facility for the continuation of operations in the event of a natural disaster.

         The Company believes that the quality of its systems and the ability to adapt to the changing business requirements of its customers have proven to be key factors in maintaining its current customers and obtaining new customers. The Company ensures the accuracy of data, customers' deposits and continuant records by independent double-entry of premium payments and verification and reconciliation of continuant records.

         The Company carries property insurance and business interruption insurance covering interruptions that might occur as a result of damage to its business See "-- Insurance." In addition, the Company believes that it has adequate arrangements with its equipment vendors pursuant to which damaged equipment can be replaced promptly. The Company does not believe that its system faces a material risk of technological change. The Company relies upon a combination of contract provisions and trade secret laws to protect its proprietary technology. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company does not hold any patents and does not have any patent applications pending. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to deter misappropriation of its proprietary rights or third party development of similar proprietary software.

REGULATORY ENVIRONMENT

         The benefit plans administered by the Company generally are subject to various laws and regulations, including COBRA, the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), proposed regulations of the Internal Revenue Service and the Public Health Service Act. These laws and regulations are administered by numerous agencies, such as the Internal Revenue Service, the Department of Labor and the Department of Health and Human Services. The Company's internal compliance department regularly reviews the Company's operations to ensure compliance with applicable federal laws and regulations.

         Enacted in 1986, COBRA was amended significantly by Congress in 1987 and 1989 and is the subject of proposed regulations of the Internal Revenue Service. COBRA, which amended the Internal Revenue Code, ERISA, and the Public Health Service Act, is subject to interpretation by the federal courts and is administered jointly by several federal agencies, including the Internal Revenue Service, the Department of Labor and the Department of Health and Human Services. In addition, COBRA is affected by certain other federal legislation and entitlement programs, such as Medicaid, Medicare, FMLA and, most recently, Health Insurance Portability and Accountability Act of 1996 ("HIPA"). COBRA applies to virtually all employers with 20 or more employees that maintain group health insurance plans, including fully-insured, self-insured or partially-insured plans, and union or non-union plans. Church groups and the District of Columbia government are exempt from compliance with COBRA.

         To comply with COBRA, an employer must provide written notice to all employees, including newly hired employees and their dependents, of their rights under COBRA. Employees and their dependents become eligible for COBRA coverage upon the occurrence of a qualifying event. The occurrence of a qualifying event triggers a series of notifications and related response and payment deadlines, including grace periods, that results in an employee's or qualified beneficiary's ability to elect continued group healthcare plan coverage retroactively, and often after the occurrence of an event leading to claims under the related coverage.

         The penalties for noncompliance with COBRA are substantial. As a provider of COBRA compliance and administration services, the Company's exposure under the Internal Revenue Code for excise taxes imposed for unintentional violations of certain provisions of COBRA is limited to an aggregate of $2.0 million per year. Under the Internal Revenue Code, employers that are subject to COBRA are liable for excise taxes at the rate of $100 per "qualified beneficiary" ($200 if the qualified beneficiary has covered dependents) for each day during which the group healthcare plan is in noncompliance, subject to an annual maximum for unintentional violations. When such noncompliance is not corrected before an audit by the Internal Revenue Service, the employer is subject to certain minimum excise tax obligations, depending on whether or not the violations are "de minimis." ERISA also imposes personal liability on the plan administrator for the benefit of plan participants for COBRA violations in the form of a penalty of up to $100 for each day the violation continues. In addition to liability for COBRA violations under the Internal Revenue Code and ERISA, improper denial of coverage under COBRA or failure to comply with COBRA's notification requirements may result in an employer's liability for damages and equitable remedies, including, but not limited to healthcare coverage for a former employee or dependent retroactive to the date of the qualifying event which triggered the notification requirement. Depending on the terms of the employer's group healthcare plan, such an employer may be required to provide this type of retroactive coverage without reimbursement from its insurance carrier.

         The Company is not subject to federal or state regulations specifically applicable to financial and insurance institutions such as banks, thrifts, credit unions, insurance companies and third-party administrators. As a provider of COBRA compliance services to its customers, the Company is required to comply with various federal laws and regulations as noted above. The Company follows changes in federal laws and regulations related to COBRA and judicial interpretations of COBRA and promptly implements required changes to its data processing operations.

COMPETITION

         The market for the Company's services is highly competitive. The Company's existing competitors include insurance companies, third-party administrators and other outsourcing service companies. Certain of these existing competitors, as well as a number of potential competitors, possess substantially greater resources than the Company. In addition to the Company's competitors, services offered by the Company are often provided in-house. Consequently, outsourcing may require the Company's potential customers to reduce, reassign or eliminate in-house benefits administration or human resource personnel, who often have an interest in maintaining these responsibilities in-house.

         The Company believes that the most significant competitive factors in the sale of its services include quality, reliability of services and integrity of data provided, flexibility in tailoring services to client needs, assumption of certain responsibilities for compliance with complex laws and regulations, experience, reputation, comprehensive services, integrated services and price.

EMPLOYEES

         As of July 31, 1996, the Company had approximately 557 full-time equivalent employees, including 30 in sales and marketing, 437 in customer support services, 58 in programming, software development, modifications and maintenance, and 32 in management, administration and finance.

         The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is competitive, the Company has not experienced difficulty in hiring or retaining its personnel and believes its relations with its employees are good. The Company's employees are not represented by any union.

SERVICEMARKS

         CobraServ(R) is a registered servicemark of the Company. Other than CobraServ(R), the Company does not believe that any other intellectual property is material to its business.

INSURANCE

         As a provider of COBRA compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of COBRA. In addition, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to fulfill its obligations to its customers under its agreements. The Company maintains a professional liability policy, with a deductible of $25,000 per occurrence, and an annual per aggregate limit on coverage of $5.0 million.

         In addition to professional liability coverage, The Company maintains the following policies: (i) a general commercial liability policy which has an aggregate coverage of $2.0 million, with a $1.0 million limit per occurrence;
(ii) an automobile liability policy with a combined single coverage limit of $1.0 million; (iii) an excess liability policy, which covers liabilities that exceed the limits of the above policies, with an aggregate and a per occurrence limit of $4.0 million; and (iv) a business interruption policy, which covers three months of operations, with an aggregate limit of $2.0 million.

ITEM 2 -- PROPERTIES

         The Company leases the following facilities:

                                                 SQUARE              EXPIRATION                  RENEWAL
                       LOCATION                 FOOTAGE               OF LEASE                   OPTION
                       --------                 -------              ----------                  -------
               Clearwater, Florida                23,000             October 1997                1 year

               Princeton, New Jersey              20,000             May 1999                    None

               Glenville, New York                 7,000             December 1997               4 years

               Irvine, California                  5,000             March 1997                  None

               Fairfax, Virginia                  13,000             May 2005                    None


         The Company maintains its 54,000 square foot headquarters at its Palm Harbor, Florida facility. The Company purchased this facility in June 1996 for $3.5 million (including the land). In December 1995, the Company also purchased a 110,000 square foot facility in Palm Harbor, Florida for $3.4 million in order to consolidate its Tampa-area employees. The Company anticipates capital expenditures of approximately $5.8 million to improve the facility and expects to occupy this facility in calendar 1997. Thereafter, the Company believes that its facilities are adequate through 1999, at which time the Company believes it may need to expand its facilities. The Company acquired real estate in February 1996, in Tarpon Springs, Florida at a price of $2.5 million to facilitate this future expansion.

ITEM 3 -- LEGAL PROCEEDINGS

         The Company is not a party to any litigation that is expected to have a material adverse effect on the Company or its business. The Company maintains detailed records of its services for at least seven years, including physical return receipts of COBRA notifications to employees upon a qualifying event, to evidence compliance with applicable rules and regulations to reduce potential litigation and limit litigation exposure.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of July 31, 1996 there were no executive officers who are not also directors of the Company. Executive officers are elected annually by the Board of Directors.


                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "Market Price Information" on the inside back cover page of the 1996 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

         The total number of shareholders of record as of October 18, 1996 was 8,354.

         The Company has not declared nor paid cash dividends on the Common Stock and does not anticipate that it will pay cash dividends in 1997. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors.

         On May 25, 1994, the Company completed a tax-free restructuring (the "Reorganization") in which ABR CobraServ, Inc., formerly known as Applied Benefits Research, Inc., (the "Subsidiary") became the sole, wholly-owned subsidiary of ABR. A principal objective of the Reorganization was to establish a holding company structure, thereby allowing the Company to conduct the business of the Subsidiary independently from other business units that may be operated by the Company in the future. Pursuant to the Reorganization, each share of common stock of the Subsidiary outstanding immediately prior to the Reorganization was converted into the right to receive 2.15 shares of Common Stock.

         The Company completed a three-for-two stock split, on July 13, 1995 and on February 19, 1996, to stockholders of record at the close of business on June 22, 1995 and January 31, 1996, respectively.

ITEM 6 -- SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Data" in the Company's Annual Report on page 10 is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of the Annual Report is incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and its independent certified public accountant's Reports set forth on pages 14 through 27 of the Annual Report are incorporated herein by reference:

         -       Report of Independent Certified Public Accountants;
         -       Consolidated Balance Sheets as of July 31, 1995 and 1996;
         - Consolidated Statements of Income for the Years Ended July 31, 1994, 1995, and 1996;
         - Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1994, 1995 and 1996;
         - Consolidated Statements of Cash Flows for the Years Ended July 31, 1994, 1995 and 1996; and
         -       Notes to Consolidated Financial Statements.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Item 1: Election of Directors" in the Company's Proxy Statement dated November 8, 1996 for the Annual Meeting of Shareholders to be held December 6, 1996 (the "Proxy Statement"), and the information set forth in the last paragraph under the caption "Board of Directors - General" in the Proxy Statement is incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference and the Company specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security ownership of certain beneficial owners and management as set forth under the caption "Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     List of documents filed as part of this report:

                 (1)      Financial Statements.

                          -       Report of Independent Certified Public Accountants.
                          -       Consolidated Balance Sheets as of July 31, 1995 and 1996.
                          -       Consolidated Statements of Income for the Years Ended July 31, 1994, 1995, and
                                  1996.
                          -       Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1994,
                                  1995 and 1996.
                          -       Consolidated Statements of Cash Flows for the Years Ended July 31, 1994, 1995 and
                                  1996.
                          -       Notes to Consolidated Financial Statements.

                 (2)      Financial Statement Schedule.

                          -       Report of Independent Certified Public Accountants on The Schedule.

                          Schedule
                          Number           Description
                          --------         -----------
                             II     --     Valuation and Qualifying Accounts

                 (3)      Exhibits.

                          Exhibit
                          Number           Description
                          -------          -----------

                             3.1    --     Articles of Incorporation of ABR Information Services, Inc.*
                             3.2    --     Bylaws of ABR Information Services, Inc.*
                            10.1    --     Form of Employment Agreement between ABR Information Services, Inc. and each of its executive officers.*
                            10.2    --     ABR Information Services, Inc. 1995 Non-Employee Director Stock Option Plan.**
                            10.3    --     ABR Information Services, Inc. 1996 Non-Employee Director Stock Option Plan.
                            10.4    --     ABR Information Services, Inc. Amended and Restated 1987 Stock Option Plan.***
                            10.5    --     ABR Information Services, Inc. Amended and Restated 1993 Stock Option Plan (as
                                           amended).**
                            10.6    --     ABR Information Services, Inc. Incentive Bonus Plan.*
                            10.7    --     Agreement between ABR Information Services, Inc., Applied Benefits Research,
                                           Inc. (now known as ABR CobraServ, Inc.) and IBJS Capital Corporation dated as of March 23, 1994.*
                            10.8    --     Revolving Line of Credit/Term Loan Agreement dated January 30, 1996 by and between NationsBank, N.A. (South) and ABR Information Services, Inc.****

                            10.9    --     Employment and Non-Competition Agreement dated December 15, 1995 by and between Bullock Associates, Inc. (now known as ABR Benefits Services, Inc.)
                                           and W. Carl Bullock.****
                           10.10    --     Services Agreement between Corporate Benefits Delivery of General Electric
                                           Company and Bullock Associates, Inc. (now known as ABR Benefits Services,
                                           Inc.) and as amended on December 15, 1995.****
                           10.11    --     Lease Agreement dated February 9, 1996 by and between ABR Plymouth, Ltd. and
                                           ABR Information Services, Inc.****
                           10.12    --     Agreement and Plan of Reorganization dated as of February 1, 1996 by and among
                                           ABR Information Services, Inc., Total Cobra Services and John M. Hermann.
                           10.13    --     Agreement and Plan of Reorganization dated as of June 28, 1996 by and among
                                           ABR Information Services, Inc., The L.P. Baier Company and L.P. Baier's
                                           shareholders.
                           10.14    --     Employment and Non-Competition Agreement dated June 28, 1996 by and between
                                           The L.P. Baier Company and Rick Snyder.
                           10.15    --     Stock Purchase Agreement by and among ABR Information Services, Inc., Bullock
                                           Associates, Inc., (now known as ABR Benefits Services, Inc.) W. Carl Bullock,
                                           Barbara A. Biasotti and Nancy L. Clark dated as of December 15, 1995.*****
                            11.1    --     Statement regarding computation of per share earnings.
                            13.1    --     1996 Annual Report of ABR Information Services, Inc.
                            21.1    --     List of subsidiaries of ABR Information Services, Inc.
                            23.1    --     Consent of Grant Thornton LLP.
                            24.1    --     Powers of Attorney (included on signature page hereto).
                            27.1    --     Financial Data Schedule (For SEC use only)
--------------------

                 * Previously filed as part of the Company's Form S-1 Registration Statement (No. 33-76922) dated May 26, 1994 and incorporated herein by reference.

                 ** Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1995.

                 *** Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1994.

                 **** Previously filed as part of the Company's Form 10-Q for the quarter ended January 31, 1996.

                 ***** Previously filed as part of the Company's Form 8-K dated as of December 26, 1995.

                 Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.9 and 10.14
                 represent management contracts and compensatory plans.

         (b)     Reports on Form 8-K.

                 The Company filed no Reports on Form 8-K during the quarter ended July 31, 1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                ON THE SCHEDULE





Board of Directors
ABR Information Services, Inc.


In connection with our audit of the consolidated financial statements of ABR Information Services, Inc. referred to in our report dated September 13, 1996, which is included on page 27 of the Annual Report to Shareholders for the year ended July 31, 1996, that is incorporated by reference in this Form 10-K for the year ended July 31, 1996, we have also audited Schedule II for each of the three years in the period ended July 31, 1996. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thorton LLP


Tampa, Florida
September 13, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         ABR INFORMATION SERVICES, INC.


             Column A                  Column B               Column C               Column D       Column E
------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                   -----------------------------
                                     Balance at     Charge to      Charged to       Deductions
                                     Beginning of   Costs and    Other Accounts      Describe      Balance at
            Description                Period        Expenses      - Describe          (1)       End of Period
--------------------------------  ---------------- ------------- ---------------  ------------- ------------------
 Year Ended July 31, 1994
   Deducted from asset accounts:
      Allowance for doubtful
      accounts                          $11,475      $12,006           --             $5,928         $17,553

 Year Ended July 31, 1995
   Deducted from asset accounts:
      Allowance for doubtful
      accounts                           17,553       12,000           --              3,351          26,202

 Year Ended July 31, 1996
   Deducted from asset accounts:
      Allowance for doubtful
      accounts                           26,202       20,000           --              7,308          38,894


(1)      Uncollectible accounts written-off, net of recoveries

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

October 29, 1996             ABR INFORMATION SERVICES, INC.


                                  By:   /s/ Vincent Addonisio
                                        ----------------------------------
                                        Vincent Addonisio,
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer


                           ------------------------

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. MacDougald and Vincent Addonisio, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 29, 1996.


 /s/ James E. MacDougald                                  /s/ Suzanne M. MacDougald
 --------------------------------------------             ------------------------------------------------
 James E. MacDougald, Chairman of the Board,              Suzanne M. MacDougald,
 President and Chief Executive Officer and                Senior Vice President, Secretary and Director
 Director (Principal Executive Officer)


 /s/ Vincent Addonisio                                    /s/ Thomas F. Costello
 --------------------------------------------             ------------------------------------------------
 Vincent Addonisio, Executive Vice President,             Thomas F. Costello, Director
 Chief Financial Officer and Treasurer
 (Principal Financial and Accounting Officer)

 /s/ Mark M. Goldman
 --------------------------------------------
 Mark M. Goldman, Director

                         ABR INFORMATION SERVICES, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JULY 31, 1996

  Exhibit                                                                                            Filed
  Number     Description                                                                           Herewith
  -------    ----------------------------------------------------------------------------------    --------
       3.1   Articles of Incorporation of ABR Information Services, Inc.
       3.2   Bylaws of ABR Information Services, Inc.

      10.1   Form of Employment Agreement between ABR Information Services, Inc. and each of its executive officers.

      10.2   ABR Information Services, Inc. 1995 Non-Employee Director Stock Option Plan.

      10.3   ABR Information Services, Inc. 1996 Non-Employee Director Stock Option Plan.              X

      10.4   ABR Information Services, Inc. Amended and Restated 1987 Stock Option Plan.

      10.5   ABR Information Services, Inc. Amended and Restated 1993 Stock Option Plan (as
             amended).

      10.6   ABR Information Services, Inc. Incentive Bonus Plan.

      10.7   Agreement between ABR Information Services, Inc., Applied Benefits Research, Inc.
             (now known as ABR CobraServ, Inc.) and IBJS Capital Corporation dated as of March
             23, 1994.

      10.8   Revolving Line of Credit/Term Loan Agreement dated January 30, 1996 by and between
             NationsBank, N.A. (South) and ABR Information Services, Inc.

      10.9   Employment and Non-Competition Agreement dated December 15, 1995 by and between
             Bullock Associates, Inc. (now known as ABR Benefits Services, Inc.) and W. Carl
             Bullock.

     10.10   Services Agreement between Corporate Benefits Delivery of General Electric Company
             and Bullock Associates, Inc. (now known as ABR Benefits Services, Inc.) 1993-1997 and as amended on December 15, 1995.

     10.11   Lease Agreement dated February 9, 1996 by and between ABR Plymouth, Ltd. and ABR
             Information Services, Inc.

     10.12   Agreement and Plan of Reorganization dated as of February 1, 1996 by and among ABR        X
             Information Services, Inc., Total Cobra Services and John M. Hermann.

     10.13   Agreement and Plan of Reorganization dated as of June 28, 1996 by and among ABR           X
             Information Services, Inc., The L.P. Baier Company and L.P. Baier's shareholders.

     10.14   Employment and Non-Competition Agreement dated June 28, 1996 by and between The           X
             L.P. Baier Company and Rick Snyder.

     10.15   Stock Purchase Agreement by and among ABR Information Services, Inc., Bullock
             Associates, Inc., (now knows as ABR Benefits Services, Inc.) W. Carl Bullock,
             Barbara A. Biasotti and Nancy L. Clark dated as of December 15, 1995.


  Exhibit                                                                                            Filed
  Number     Description                                                                            Herewith
  -------    -----------------------------------------------------------------------------------    --------
      11.1   Statement regarding computation of per share earnings.                                    X

      13.1   1996 Annual Report of ABR Information Services, Inc.                                      X

      21.1   List of subsidiaries of ABR Information Services, Inc.                                    X

      23.1   Consent of Grant Thornton LLP.                                                            X

      24.1   Powers of Attorney (included on signature page hereto).                                   X

      27.1   Financial Data Schedule. (for SEC use only)