Form 10-Q
period 1996-10-31
ABR INFORMATION SERVICES INC
filed 1996-12-16
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 31, 1996


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


         Class:  Voting Common Stock, $.01 Par Value      Outstanding at December 10, 1996:  13,635,064

         Class:  Nonvoting Common Stock, $.01 Par Value   Outstanding at December 10, 1996:  None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q




                                                                                    Page
                                                                                   Number
PART I.          FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Consolidated Statements of Income for the three
                    months ended October 31, 1995 and 1996                            3

                 Consolidated Balance Sheets as of July 31, 1996 and
                    October 31, 1996                                                  4

                 Consolidated Statements of Cash Flows for the three months
                    ended October 31, 1995 and 1996                                   5

                 Notes to Consolidated Financial Statements                           6


   Item 2.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                         9


PART II.         OTHER INFORMATION

   Item 5.       Other Information                                                   12

   Item 6.       Exhibits and Reports on Form 8-K                                    13

                 Signatures                                                          14

PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three months ended
                                                          October 31,
                                                 ----------------------------
                                                    1995              1996
                                                 ----------       -----------
Revenue                                          $5,614,304       $10,389,193

Operating expenses:
  Cost of services                                3,044,463         5,914,580
  Selling, general and administrative             1,380,993         2,146,940
  Other operating                                    49,870           60,665
                                                 ----------       -----------

     Total operating expenses                     4,475,326         8,122,185
                                                 ----------       -----------

Interest income, net                                160,040         1,960,062
                                                 ----------       -----------

Income before income taxes                        1,299,018         4,227,070
Income taxes                                        515,582         1,615,707
                                                 ----------       -----------

  Net income                                     $  783,436       $ 2,611,363
                                                 ==========       ===========

Net income per share                             $      .08       $       .19
                                                 ==========       ===========

Weighted average shares outstanding              10,159,740        14,009,537
                                                 ==========       ===========





        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                         ASSETS

                                                           July 31, 1996     October 31, 1996
                                                                                (Unaudited)
                                                           -------------     ----------------
CURRENT ASSETS
  Cash and cash equivalents                                $ 14,088,396        $ 18,372,658
  Investments                                               147,111,102         144,558,769
  Accounts receivable, net of allowance
     for doubtful accounts of $38,894
     and $43,612, respectively                                3,870,539           5,696,560
  Prepaid expenses and other                                  1,282,952           1,773,863
                                                           ------------        ------------

         Total current assets                               166,352,989         170,401,850

PROPERTY AND EQUIPMENT, net                                  14,539,898          15,171,964

SOFTWARE DEVELOPMENT COSTS, net of accumulated
  amortization of $220,535 and $327,543, respectively         6,181,973           6,795,784

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                  15,498,745          15,283,360
                                                           ------------        ------------
TOTAL ASSETS                                               $202,573,605        $207,652,958
                                                           ============        ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $    615,663        $    797,807
  Accrued expenses                                              762,442             818,962
  Customer accounts deposits                                 18,019,405          19,190,758
  Unearned revenue                                              647,093                   -
  Income taxes payable                                          483,663           1,304,981
                                                           ------------        ------------

     Total current liabilities                               20,528,266          22,112,508


DEFERRED INCOME TAXES                                           895,555           1,449,341

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 2,000,000 shares of
     $.01 par value; no shares issued                                 -                   -
  Common Stock - authorized, 100,250,000
     shares of $.01 par value; issued and outstanding,
     13,588,194 and 13,624,845 shares, respectively             135,882             136,249
  Additional paid in capital                                169,879,717         170,209,312
  Retained earnings                                          11,134,185          13,745,548
                                                           ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                                  181,149,784         184,091,109
                                                           ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $202,573,605        $207,652,958
                                                           ============        ============



       The accompanying notes are an integral part of these statements.

                        ABR INFORMATION SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                              Three months ended
                                                                                   October 31,
                                                                         -------------------------------
                                                                            1995                1996
                                                                         -----------         -----------
Cash flows from operating activities:
  Net income                                                             $   783,436         $ 2,611,363
  Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and other amortization                                 170,881             628,223
         Amortization of software                                             12,982             107,009
         Deferred income taxes                                               165,184             553,786
         Increase in allowance for doubtful accounts                           3,000               4,718
         Tax benefit related to exercise of certain stock options                  -              56,606
  Change in operating assets and liabilities:
         Accounts receivable                                                 595,896          (1,830,739)
         Prepaid expenses and other                                         (263,104)           (490,911)
         Other assets                                                       (164,250)              3,488
         Accounts payable                                                     (7,296)            182,144
         Accrued expenses                                                    197,949              56,520
         Unearned revenue                                                   (247,875)           (647,093)
         Customer accounts deposits                                        1,077,044           1,171,353
         Income taxes payable                                                233,523             821,318
                                                                         -----------         -----------
         Net cash provided by operating activities                         2,557,370           3,227,785
                                                                         -----------         -----------

Cash flows from investing activities:
  Additions to investments                                               (14,290,752)       (118,333,913)
  Maturity of  investments                                                19,264,787         120,886,246
  Additions to property and equipment                                       (315,742)         (1,050,267)
  Additions to software development costs                                   (473,609)           (720,820)
  Disposal of fixed assets                                                         -               1,875
                                                                         -----------         -----------

         Net cash provided by investing activities                         4,184,684             783,121
                                                                         -----------         -----------

Cash flows from financing activities:
  Payments on bank borrowings                                                 (3,287)                  -
  Exercise of common stock options                                           169,915             273,356
                                                                         -----------         -----------

         Net cash provided by financing activities                           166,628             273,356
                                                                         -----------         -----------

Net increase in cash and cash equivalents                                  6,908,682           4,284,262

Cash and cash equivalents at beginning of year                            19,403,090          14,088,396
                                                                         -----------         -----------

Cash and cash equivalents at end of period                               $26,311,772         $18,372,658
                                                                         ===========         ===========




        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1996



NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

         ABR Information Services, Inc. (the "Company") is a leading provider of comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. The Company believes it is the largest provider of COBRA compliance services.
COBRA is a federally mandated law related to the portability of employee group health insurance. The Company also provides benefits administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Additionally, the Company provides benefits administration services with respect to benefits provided to active employees, including enrollment, eligibility verification, qualified domestic relations order ("QDRO") administration, HMO consolidation and pension services. These services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

         The financial statements have been restated to reflect a three-for-two stock split completed February 1996 and an acquisition by a pooling of interest completed June 1996.

         The Company is headquartered in Palm Harbor, Florida and provides information and support services to more than 21,000 employers, including Fortune 500 companies, insurance companies and other employers. The Company's operations are in a single business segment, the information services business.


NOTE B - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of October 31, 1996 and for the three months ended October 31, 1995 and October 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of results that may be expected for the year ending July 31, 1997. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1995 and 1996, and for each of the three years in the period ended July 31, 1996, included in the Company's 1996 Annual Report to Shareholders.

NOTE C - NET INCOME PER SHARE

         Net income per common share has been computed using the weighted average of the outstanding Common Stock plus the dilutive Common Stock equivalents (stock options), using the treasury or the modified treasury stock method. Primary and fully dilutive calculations result in the same net income per common share.

         On December 6, 1996, the shareholders of the Company voted in favor of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of voting Common Stock, $.01 par value per share, from 20,000,000 to 100,000,000. The balance sheet contained herein reflects this amendment.

ABR INFORMATION SERVICES, INC.

NOTE D - COMMITMENTS

         Management estimates that as of the end of October 31, 1996, approximately $4.9 million will be required in order for the Company to complete the current software projects. Additionally, management estimates that as of October 31, 1996, approximately $6.1 million will be required to complete the cost of improvements to be made to a 110,000 square foot facility purchased in 1996.

NOTE E - BUSINESS ACQUISITIONS

         On December 15, 1995, the Company acquired all of the outstanding capital stock of Bullock Associates, Inc., which was subsequently renamed ABR Benefits Services, Inc. ("BSI"), for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. This acquisition was accounted for as a purchase. BSI is located in Princeton, New Jersey, and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

         The following unaudited pro forma balances have been derived from the historical financial statements of the Company and BSI and adjusts such information to give effect to the acquisition of BSI. The balances for the three months ended October 31, 1995 assume that the acquisition of BSI occurred on August 1, 1995. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred had the transaction been in effect on the dates and for the period indicated or which may result in the future.

                                                    Three months ended
                                                        October 31,
                                          (in thousands, except per share data)
                                          -------------------------------------

                                                             1995
                                                            ------
Revenue                                                     $8,013

Operating income                                             1,795

Net income                                                   1,052

Net income per share                                        $  .10

ABR INFORMATION SERVICES, INC.

NOTE F - SUBSEQUENT EVENTS

         Effective November 12, 1996, Vincent Addonisio was removed as Executive Vice President, Chief Financial Officer and Treasurer of the Company due to differences with the Board of Directors. Mr. Addonisio joined the board of directors of another company that recently completed its initial public offering. He also serves as a member of several committees of such board, including the executive committee. Mr. Addonisio neither requested nor received approval prior to joining such company's board. The Board of Directors believes Mr. Addonisio to be in violation of his employment contract. The Board of Directors also believes that the company whose board Mr. Addonisio joined is an actual or potential competitor of the Company in important areas of its business. Mr. Addonisio has filed a lawsuit against the Company alleging breach of his employment contract and against the Company and James E. MacDougald, Chairman of the Board, President and Chief Executive Officer of the Company, alleging defamation. The lawsuit alleges that Mr. MacDougald has made false statements regarding Mr. Addonisio to both the financial community and the media. Mr. MacDougald denies these allegations. The Company and Mr. MacDougald, while intending to vigorously defend this lawsuit, are currently engaged in discussions with Mr. Addonisio in an attempt to reach a settlement. Mr. Addonisio was a party to an employment contract with the Company and his removal, as well as the lawsuit, involves various elements of his compensation arrangements. The Company does not believe that such litigation, or any settlement relating thereto, will have a material adverse effect on the Company's financial position, but no assurances can be given in this regard.

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

         The first source of revenue for the Company, COBRA compliance services, is generated primarily from its qualifying event agreements with employers and through capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of COBRA compliance for their group insurance clients that are subject to COBRA. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each continuant. In addition, the Company generates revenues from customers for additional COBRA compliance and healthcare administration services, both on a one-time and continuous basis. These additional revenues include new account fees paid to the Company when it is retained by a new customer. During the first three months of fiscal 1996 and the first three months of fiscal 1997, 81.5% and 63.0%, respectively, of the Company's revenues were attributable to the Company's COBRA compliance services.

         The second source of the Company's revenue is administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. During the first three months of fiscal 1996 and the first three months of fiscal 1997, 5.8% and 17.1%, respectively, of the Company's revenues were attributable to the Company's administration services for retirees and inactive employees.

         The third source of the Company's revenues is administration services with respect to benefits provided to active employees. Through this service, the Company provides benefits administration services for active employees, such as enrollment, eligibility verification, QDRO administration, Flexible Spending Account admnistration and pension services. During the first three months of fiscal 1996 and the first three months of fiscal 1997, 12.7% and 19.9%, respectively, of the Company's revenues were attributable to benefits administration services for active employees.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentage of revenue represented by certain items reflected in the Company's statements of income as restated to reflect the acquisition by a pooling of interest.

                                                     Three months ended
                                                          October 31,
                                                   -----------------------
                                                    1995             1996
                                                    ----             ----
Revenue                                            100.0%           100.0%
Cost of services                                    54.2             56.9
Selling, general and administrative expenses        24.6             20.7
Other operating expenses                              .9               .6
                                                   -----            -----
Operating income                                    20.3             21.8
Interest income (net)                                2.9             18.9
Income taxes                                         9.2             15.6
                                                   -----            -----

Net income                                          14.0%            25.1%
                                                   =====            =====

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1995

         Revenues increased $4.8 million, or 85.0%, to $10.4 million during the three months ended October 31, 1996 from $5.6 million in the three months ended October 31, 1995. Of the $4.8 million increase in revenues, $2.0 million was attributable to increased revenues from COBRA compliance services, $1.4 million was attributable to increased revenues from retiree/inactive employee benefits administration, and approximately $1.4 million was due to increased revenues from active employee benefits administration.

         The increase in COBRA compliance revenues increased primarily as a result of the addition of new customers and as a result of the acquisitions.

         The increase in revenues from retiree/inactive employee benefits administration was primarily attributable to the addition of new customers obtained by the Company and through acquisitions during the three months ended October 31, 1996 who were not customers of the Company during the three months ended October 31, 1995.

         The increase in revenues from active employee benefits administration was primarily attributable to the addition of new customers obtained by the Company and through acquisitions who were not customers of the Company during the same period of 1995.

         Cost of services increased 94.3% to $5.9 million during the three months ended October 31, 1996 from $3.0 million during the three months ended October 31, 1995. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support growth, the result of the acquisitions and the amortization of software placed in service during the fourth quarter of 1996. As a percentage of revenues, cost of services increased to 56.9% from 54.2% for the same periods. This increase as a percentage of revenues resulted from increasing the operating infrastructure to support the Company's growth.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


         Selling, general and administrative expenses increased 55.5% to $2.1 million during the three months ended October 31, 1996 from $1.4 million in the three months ended October 31, 1995. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 20.7% from 24.6% for the same periods. The decrease as a percentage of revenues resulted primarily from the acquisitions which had lower selling, general and administrative expenses as a percent of revenue, and from operating efficiencies from allocating expenses over a larger revenue base.

         Other operating expenses increased 21.6% to $61,000 during the three months ended October 31, 1996 from $50,000 in the three months ended October 31, 1995.

         Interest income increased $1.8 million to $2.0 million during the three months ended October 31, 1996 from $160,000 in the three months ended October 31, 1995. This increase is a result of the investment of the proceeds from the secondary stock offering completed in March 1996.

         Income taxes increased 213.4% to $1.6 million during the three months ended October 31, 1996 from $516,000 during the three months ended October 31, 1995. The Company's effective tax rate decreased to 38.2% from 39.7% for the same period.

         As a result of the foregoing, the Company's net income increased 233.3% to $2.6 million during the three months ended October 31, 1996 from $783,000 in the three months ended October 31, 1995. Net income per share was $.19 for the quarter ended October 31, 1996 compared to $.08 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1996, the Company completed a secondary stock offering which provided, net cash after offering expenses, $151 million to its operations.
Net cash provided by operating activities was $3.2 million for the three months ended October 31, 1996 compared to $2.6 million for the same period of 1995.
As of October 31, 1996 and July 31, 1996, the Company's working capital and current ratio were $148.3 million and 7.7-to-1 and $145.8 million and 8.1-to-1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

         During the three months ended October 31, 1996, the Company's capital expenditures were $1.8 million.

         The Company recently purchased a 110,000 square foot facility situated on 12.7 acres of land in Palm Harbor, Florida. As of October 31, 1996, the cost of improvements to be made by the Company to such facility has been estimated to be $6.1 million. Management estimates that this operating facility will be ready to occupy by June of 1997.

         Management estimates that as of October 31, 1996, approximately $10.3 million will be required in order for the Company to purchase equipment, furniture, hardware and to complete the current software projects.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


                 The Company has a five-year, $15.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.25-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of October 31, 1996, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

         The Company believes that its cash, investments, its cash flow from operations and the funds available from its credit facility will be adequate to meet the Company's expected capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         Effective November 12, 1996, Vincent Addonisio was removed as Executive Vice President, Chief Financial Officer and Treasurer of the Company due to differences with the Board of Directors. Mr. Addonisio joined the board of directors of another company that recently completed its initial public offering. He also serves as a member of several committees of such board, including the executive committee. Mr. Addonisio neither requested nor received approval prior to joining such company's board. The Board of Directors believes Mr. Addonisio to be in violation of his employment contract. The Board of Directors also believes that the company whose board Mr. Addonisio joined is an actual or potential competitor of the Company in important areas of its business. Mr. Addonisio has filed a lawsuit against the Company alleging breach of his employment contract and against the Company and James E. MacDougald, Chairman of the Board, President and Chief Executive Officer of the Company, alleging defamation. The lawsuit alleges that Mr. MacDougald has made false statements regarding Mr. Addonisio to both the financial community and the media. Mr. MacDougald denies these allegations. The Company and Mr. MacDougald, while intending to vigorously defend this lawsuit, are currently engaged in discussions with Mr. Addonisio in an attempt to reach a settlement. Mr. Addonisio was a party to an employment contract with the Company and his removal, as well as the lawsuit, involves various elements of his compensation arrangements. The Company does not believe that such litigation, or any settlement relating thereto, will have a material adverse effect on the Company's financial position, but no assurances can be given in this regard.

         The Board of Directors has named Reva R. Maskewitz as acting Chief Financial Officer pending the outcome of a search for a new Chief Financial Officer. Ms. Maskewitz has served the Company and/or its subsidiaries as the Controller since 1989 and Vice President - Finance since 1991. The Board of Directors has appointed a committee of directors, consisting of James E. MacDougald, Mark M. Goldman and Thomas F. Costello, to oversee the search for one or more suitable replacements to fill, on a permanent basis, the vacancies created by Mr. Addonisio's removal.

         On November 20, 1996, Mr. Addonisio resigned as a Director of the Company and withdrew as a nominee for election as a Director at the 1996 Annual Meeting of Shareholders. The Board did not propose for election at the Annual Meeting a successor director or nominee to Mr. Addonisio and has reduced the size of the Board to four directors.

PART II.         OTHER INFORMATION (Continued)


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

Date:    December 13, 1996              ABR INFORMATION SERVICES, INC.





                                        /s/ Reva R. Maskewitz
                                        ----------------------------------------
                                        Reva R. Maskewitz
                                        Vice President and Controller,
                                        Acting Chief Financial Officer and
                                        Treasurer