Form 10-Q
period 1997-01-31
ABR INFORMATION SERVICES INC
filed 1997-03-13
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Class: Voting Common Stock, $.01 Par Value      Outstanding at March 10, 1997:    27,374,454

Class: Nonvoting Common Stock, $.01 Par Value   Outstanding at March 10, 1997:    None


ABR INFORMATION SERVICES, INC.
INDEX TO FORM 10-Q



                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I.           FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Income for the three
                      and six months ended January 31, 1996 and 1997                                          3

                  Consolidated Balance Sheets as of July 31, 1996 and
                      January 31, 1997                                                                        4

                  Consolidated Statements of Cash Flows for the six months
                      ended January 31, 1996 and 1997                                                         5

                  Notes to Consolidated Financial Statements                                                  6


   Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                               8


PART II.          OTHER INFORMATION

   Item 4.        Submission of Matters to a Vote of Security Holders                                        12

   Item 5.        Other Information                                                                          13

   Item 6.        Exhibits and Reports on Form 8-K                                                           14

                  Signatures                                                                                 15

PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three months ended                     Six months ended
                                                        January 31,                           January 31,
                                              ------------------------------        ------------------------------
                                                  1996               1997               1996               1997
                                              -----------        -----------        -----------        -----------
Revenue                                       $ 6,851,136        $11,714,389        $12,465,439        $22,103,582

Operating expenses:
   Cost of services                             3,780,042          6,469,631          6,824,505         12,384,210
   Selling, general and administrative          1,420,482          2,368,084          2,801,474          4,515,024
   Other operating                                 53,308             79,967            103,177            140,633
                                              -----------        -----------        -----------        -----------

     Total operating expenses                   5,253,832          8,917,682          9,729,156         17,039,867
                                              -----------        -----------        -----------        -----------

Operating income                                1,597,304          2,796,707          2,736,283          5,063,715

Interest income                                   106,054          1,909,046            266,093          3,869,108
                                              -----------        -----------        -----------        -----------

Income before income taxes                      1,703,358          4,705,753          3,002,376          8,932,823
Income taxes                                      655,726          1,769,288          1,171,308          3,384,995
                                              -----------        -----------        -----------        -----------

   Net income                                 $ 1,047,632        $ 2,936,465        $ 1,831,068        $ 5,547,828
                                              ===========        ===========        ===========        ===========

Net income per common share                   $       .05        $       .11        $       .09        $       .20
                                              ===========        ===========        ===========        ===========

Weighted average shares outstanding            20,516,742         27,938,898         20,418,111         27,399,889


        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     July 31, 1996           January 31, 1997
                                                                                                (Unaudited)
                                                                     -------------           ----------------
CURRENT ASSETS
   Cash and cash equivalents                                        $   14,088,396            $  29,451,276
   Investments                                                         147,111,102              131,112,933
   Accounts receivable, net                                              3,870,539                5,146,748
   Prepaid expenses and other                                            1,282,952                2,109,712
                                                                    --------------            -------------

        Total current assets                                           166,352,989              167,820,669

PROPERTY AND EQUIPMENT, net                                             14,539,898               18,742,841

SOFTWARE DEVELOPMENT COSTS, net                                          6,181,973                8,177,056

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                             15,498,745               15,934,276
                                                                    --------------            -------------

TOTAL ASSETS                                                        $  202,573,605            $ 210,674,842
                                                                    ==============            =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $      615,663           $      573,112
   Accrued expenses                                                        762,442                1,062,501
   Customer account deposits                                            18,019,405               18,901,678
   Unearned revenue                                                        647,093                  599,102
   Income taxes payable                                                    483,663                  406,455
                                                                    --------------           --------------

     Total current liabilities                                          20,528,266               21,542,848
                                                                     -------------            -------------


DEFERRED INCOME TAXES                                                      895,555                1,772,795
                                                                    --------------            -------------

SHAREHOLDERS' EQUITY
   Preferred Stock - authorized 2,000,000 shares of
     $.01 par value; no shares issued                                            -                        -
   Common Stock - authorized, 100,250,000
     shares of $.01 par value; issued and outstanding,
     13,588,194 and 27,370,706 shares, respectively                        135,882                  273,708
   Additional paid in capital                                          169,879,717              170,403,478
   Retained earnings                                                    11,134,185               16,682,013
                                                                    --------------            -------------
TOTAL SHAREHOLDERS' EQUITY                                             181,149,784              187,359,199
                                                                    --------------            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  202,573,605            $ 210,674,842
                                                                    ==============            =============




        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six months ended
                                                                                     January 31,
                                                                                     -----------
                                                                              1996                   1997
                                                                              ----                   ----
Cash flows from operating activities:
   Net income                                                           $  1,831,068         $   5,547,828
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and other amortization                                  468,030             1,259,182
        Amortization of software                                              33,809               231,042
        Deferred income taxes                                                403,705               877,240
        Increase in allowance for doubtful accounts                            8,000                10,808
        Tax benefit related to exercise of certain stock options                  --                56,606
     Change in operating assets and liabilities:
        Accounts receivable                                                  181,955            (1,287,018)
        Prepaid expenses and other                                          (367,077)             (826,760)
        Other assets                                                           1,190                 3,737
        Accounts payable                                                    (362,819)              (42,551)
        Accrued expenses                                                    (120,856)              300,059
        Unearned revenue                                                      26,888               (47,991)
        Customer account deposits                                          1,236,586               882,274
        Income taxes payable                                                 118,522               (77,208)
                                                                        ------------         -------------

          Net cash provided by operating activities                        3,459,001             6,887,248
                                                                        ------------         -------------

Cash flows from investing activities:
   Additions to investments                                              (24,550,752)         (265,579,923)
   Maturity of  investments                                               29,524,787           281,578,092
   Additions to property and equipment                                    (4,604,362)           (5,040,946)
   Additions to software development costs                                (1,010,037)           (2,226,125)
   Cash paid for acquisition, net                                        (12,476,476)             (863,053)
   Disposal of fixed assets                                                       --                 2,607
                                                                        ------------         -------------

     Net cash provided by (used in) investing activities                 (13,116,840)            7,870,652
                                                                        ------------         -------------


Cash flows from financing activities:
   Proceeds from long-term bank borrowings                                 6,104,641                    --
   Payments on bank borrowings                                              (365,997)                   --
   Exercise of common stock options                                          289,266               604,980
                                                                        ------------         -------------

     Net cash provided by financing activities                             6,027,910               604,980
                                                                        ------------         -------------

Net increase (decrease) in cash and cash equivalents                      (3,629,929)           15,362,880

Cash and cash equivalents at beginning of year                            19,403,090            14,088,396
                                                                        ------------         -------------

Cash and cash equivalents at end of period                              $ 15,773,161         $  29,451,276
                                                                        ============         =============





        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1997



NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

     ABR Information Services, Inc. (the "Company") is a leading provider of comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. The Company believes it is the largest provider of COBRA (the "Consolidated Omnibus Reconciliation Act") compliance services. COBRA is a federally mandated law related to the portability of employee group health insurance. The Company also provides benefits administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Additionally, the Company provides benefits administration services with respect to benefits provided to active employees, including enrollment, eligibility verification, qualified domestic relations order ("QDRO") administration, HMO consolidation, 401(k) administration services, Flexible Spending Account ("FSA") administration and pension services. These services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

     The Company is headquartered in Palm Harbor, Florida and provides information and support services to more than 21,000 employers, including Fortune 500 companies, insurance companies and other employers. The Company's operations are in a single business segment, the information services business.

     The accompanying financial statements have been restated to reflect a two-for-one stock split completed February 1997 and an acquisition by a pooling of interest completed June 1996. Additionally, certain amounts in previous periods' financial statements have been adjusted or reclassified, for comparability purposes.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of January 31, 1997 and for the three and six months ended January 31, 1996 and January 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of results that may be expected for the year ending July 31, 1997. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1995 and 1996, and for each of the three years in the period ended July 31, 1996, included in the Company's 1996 Annual Report to Shareholders.

     Effective August 1, 1996 management elected to continue using the method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued for Employees" to account for stock option awards granted to employees. As a result, the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensations" will be in the Company's 1997 annual financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had an immaterial effect on the Company's financial statements.

NOTE C - NET INCOME PER COMMON SHARE

     Net income per common share has been computed using the weighted average of the outstanding Common Stock plus the dilutive Common Stock equivalents (stock options), using the treasury or the modified treasury stock method. Primary and fully dilutive calculations result in the same net income per common share.

ABR INFORMATION SERVICES, INC.

NOTE D - COMMITMENTS

      Management estimates that as of January 31, 1997, approximately $4.4 million will be required in order for the Company to complete the currently defined software projects. Additionally, management estimates that as of January 31, 1997, approximately $3.8 million will be required to complete the cost of improvements to be made to a 110,000 square foot facility purchased in 1996.

NOTE E - BUSINESS ACQUISITIONS

      On December 15, 1995, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Bullock Associates, Inc., which was subsequently renamed ABR Benefits Services, Inc. ("BSI"), for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. As of January 31, 1997, $863,053 of this additional amount was paid for the attainment of these revenue requirements leaving a balance of $1,136,947 that could be paid in 1997 upon the attainment of certain revenue requirements. BSI is located in Princeton, New Jersey, and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

      The following unaudited pro forma information have been derived from the historical financial statements of the Company and BSI and adjusts such information to give effect to the acquisition of BSI. The balances for the three and six months ended January 31, 1996 assume that the acquisition of BSI occurred on August 1, 1995. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred had the transaction been in effect on the dates and for the periods indicated or which may result in the future.

Pro Forma Financials                            Three months ended                   Six months ended
(in thousands, except per share data)              January 31,                         January 31,
                                                       1996                                1996
                                                      ------                              -----
Revenue                                               $8,030                             $16,044
Operating income                                      $1,826                             $ 3,621
Net income                                            $1,120                             $ 2,172
Net income per share                                    $.05                                $.11
                                                        ====                                ====



NOTE F - LITIGATION

    The Company is involved in various litigation arising from the normal course of its operations. The outcome of the pending litigation is not expected to be material to the Company's financial condition but no assurances can be given in this regard.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

     The Company's revenues currently are generated from three sources: COBRA compliance services, administration services with respect to benefits provided to retirees and inactive employees, and administration services with respect to benefits provided to active employees.

     The first source of revenue for the Company, COBRA compliance services, is generated primarily from its qualifying event agreements with employers and through capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of COBRA compliance for their group insurance clients that are subject to COBRA. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each continuant. In addition, the Company generates revenues from customers for additional COBRA compliance and healthcare administration services, both on a one-time and continuous basis. These additional revenues include new account fees paid to the Company when it is retained by a new customer. During the first six months of fiscal 1996 and 1997, 76.2% and 62.2%, respectively, of the Company's revenues were attributable to the Company's COBRA compliance services.

     The second source of the Company's revenue is providing administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. During the first six months of fiscal 1996 and 1997, 10.1% and 16.0%, respectively, of the Company's revenues were attributable to the Company's administration services for retirees and inactive employees.

     The third source of the Company's revenues is providing administration services with respect to benefits provided to active employees. Through this service, the Company provides benefits administration services for active employees, such as enrollment, eligibility verification, QDRO administration, Flexible Spending Account administration, 401(k) plan administration and pension services. During the first six months of fiscal 1996 and the first six months of fiscal 1997, 13.7% and 21.8%, respectively, of the Company's revenues were attributable to benefits administration services for active employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income, as restated to reflect the acquisition by a pooling of interest in 1996.

                                                       Three months ended             Six months ended
                                                           January 31,                   January 31,
                                                      1996          1997             1996          1997
                                                      ----          ----             ----          ----
Revenue                                               100.0%        100.0%           100.0%        100.0%
Cost of services                                       55.2          55.2             54.7          56.0
Selling, general and administrative expenses           20.7          20.2             22.5          20.4
Other operating expenses                                 .8            .7               .8            .7
                                                       ----           ---            -----          ----

Operating income                                       23.3          23.9             22.0          22.9
Interest income                                         1.6          16.3              2.1          17.5
Income taxes                                            9.6          15.1              9.4          15.3
                                                      -----         -----            -----         -----

Net income                                             15.3%         25.1%            14.7%         25.1%
                                                      =====        ======            =====         =====



THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996

     Revenues increased $4.9 million, or 71%, to $11.7 million during the three months ended January 31, 1997 from $6.8 million in the three months ended January 31, 1996. Of the $4.9 million increase in revenues, $2.3 million was attributable to increased revenues from COBRA compliance services, $.8 million was attributable to increased revenues from retiree/inactive employee benefits administration and $1.8 million was due to increased revenues from active employee benefits administration.

     The increase in COBRA compliance revenues increased primarily as a result of the addition of new customers, the addition of a new product to service clients having to comply with newly passed state mandated continuation coverage health portability laws and as a result of the acquisitions.

     The increase in revenues from retiree/inactive employee benefits administration was primarily attributable to the addition of new customers, obtained by the Company and through acquisitions, who were not customers of the Company during the three months ended January 31, 1996.

     The increase in revenues from active employee benefits administration was primarily attributable to the addition of new customers obtained by the Company, the addition of new service product offerings and as a result of the acquisitions.

     Cost of services increased $2.7 million, or 71.2%, to $6.5 million during the three months ended January 31, 1997 from $3.8 million during the three months ended Janaury 31, 1996. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support growth, the result of the acquisitions and the amortization of software placed in service as completed. As a percentage of revenues, cost of services remained the same at 55.2% for both periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


     Selling, general and administrative expenses increased $948,000, or 66.7%, to $2.4 million during the three months ended January 31, 1997 from $1.4 million in the three months ended January 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel to support the Company's growth and additional marketing costs. As a percentage of revenues, selling, general and administrative expenses decreased to 20.2% from 20.7% for the same periods. The decrease as a percentage of revenues resulted primarily from the acquisitions which had lower selling, general and administrative expenses as a percent of revenue, and from operating efficiencies from allocating expenses over a larger revenue base.

     Other operating expenses increased 50% to $80,000 during the three months ended January 31, 1997 from $53,000 in the three months ended January 31, 1996.

     Interest income increased $1.8 million to $1.9 million during the three months ended January 31, 1997 from $106,000 in the three months ended January 31, 1996. This increase is a result of the investment of the proceeds from the Company's secondary stock offering completed in March 1996.

     Income taxes increased 169.8% to $1.8 million during the three months ended January 31, 1997 from $656,000 during the three months ended January 31, 1996. The Company's effective tax rate decreased to 37.6% from 38.5% for the same period in the previous year.

     As a result of the foregoing, the Company's net income increased $1.9 million, or 180.3%, to $2.9 million during the three months ended January 31, 1997 from $1.0 million in the three months ended January 31, 1996. Net income per share was $.11 for the quarter ended January 31, 1997 compared to $.05 for the corresponding prior year period, after adjustment for the February 1997 stock split.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996

     Revenues increased $9.6 million, or 77.3%, to $22.1 million in the six months ended January 31, 1997 from $12.5 million in the same period of 1996. Of the $9.6 million increase in revenues, $4.2 million was attributable to increased revenues from COBRA compliance services, $2.3 million was attributable to increased revenues from retiree/inactive employee benefits administration and $3.1 million was due to increased revenues from active employee benefits administration.

     COBRA compliance revenues increased as a result of new customers, a new product to service clients mandated by the new state insurance portability laws and an increase in the number of COBRA compliance events over the prior period.

     The increase in retiree/inactive employee benefits administration revenues was primarily attributable to the addition of new customers during the first six months of fiscal 1997 who were not customers of the Company during the same period of 1996.

     The increase in revenues from active employee benefits administration was primarily attributable to the addition of new customers and new product offerings in total benefits outsourcing administration.

     Cost of services increased $5.6 million or 81.5% to $12.4 million in the six months ended January 31, 1997 from $6.8 million in the six months ended January 31, 1996. As a percentage of revenues, however, cost of services increased to 56.0% from 54.7% for the same period of 1996. The increase in the amount and percentage of cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth and an increase in operating expenses to service the additional revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

     Selling, general and administrative expenses increased $1.7 million, or 61.2% to $4.5 million in the six months ended January 31, 1997 from $2.8 million in the six months ended January 31, 1996. As a percentage of revenues, selling, general and administrative expense decreased to 20.4% in the six months ended January 31, 1997 from 22.5% in the six months ended January 31, 1996. The decrease as a percent of revenues results primarily from the acquisitions which had lower selling, general and administration expenses as a percent of revenue and from allocating expenses over a larger revenue base.

     Other operating expenses increased 36.3% to $141,000 in the six months ended January 31, 1997 from $103,000 in the six months ended January 31, 1996.

     Interest income increased $3.6 million to $3.9 million during the six months ended January 31, 1997 from $266,000 in the six months ended January 31, 1996. This increase is a result of the investment of the proceeds from the Company's secondary stock offering completed in March 1996.

     Income taxes increased 189% to $3.4 million in the six months ended January 31, 1997 from $1.2 million in the six months ended January 31, 1996. The Company's effective tax rate decreased to 37.9% from 39.0% for the same period.

     As a result of the foregoing, the Company's net income increased $3.7 million or 203% to $5.5 million in the six months ended January 31, 1997 from $1.8 million in the six months ended January 31, 1996. Net income per share was $.20 for the six months ended January 31, 1997 compared to $.09 for the corresponding prior year period after adjustment for the February 1997 stock split.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1996, the Company completed a secondary stock offering which provided, net cash after offering expenses, $151 million to its operations. Net cash provided by operating activities was $6.9 million for the six months ended January 31, 1997 compared to $3.5 million for the same period of 1996. As of January 31, 1997 and July 31, 1996, the Company's working capital and current ratio were $146.3 million and 7.8-to-1 and $145.8 million and 8.1-to-1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies, and obligations of state and local government agencies.

     During the six months ended January 31, 1997, the Company's capital expenditures were $7.3 million.

     In December 1995, the Company purchased a 110,000 square foot facility situated on 12.7 acres of land in Palm Harbor, Florida. As of January 31, 1997, the cost of improvements to be made by the Company to such facility has been estimated to be $3.8 million. Management estimates that this operating facility will be ready for occupancy by May of 1997.

     Management estimates that as of January 31, 1997, approximately $9 million will be required in order for the Company to complete its currently defined software projects and to purchase equipment, furniture and hardware.

     The Company has a five-year, $15.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.25-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of January 31, 1997, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

     The Company believes that its cash, investments, its cash flow from operations and the funds available from its credit facility will be adequate to meet the Company's expected capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on December 6, 1996, three matters were submitted to a vote of shareholders. James E. MacDougald and Thomas F. Costello were elected as directors of the Company for terms expiring in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                              Shares Withholding
     Name of Nominee             Shares Voted For                 Authority
     ---------------             ----------------                 ---------
   James E. MacDougald              9,498,934                      137,765
    Thomas Costello                 9,578,572                       58,427

     The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting of the shareholders:


                     Name of Director                Term Expires
                     ----------------                ------------
                   Suzanne M. MacDougald                 1997
                      Mark M. Goldman                    1998

     Second, the Company's shareholders approved a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of voting common stock from 20,000,000 to 100,000,000. The following table sets forth certain information with respect to the vote on such matter:


              Shares Voted             Shares Voted
                  For                    Against                   Abstentions
                  ---                    -------                   -----------
               6,076,639                3,501,750                     40,035

     Third, the Company's shareholders approved a proposal to adopt the 1996 Non-Employee Director Stock Option Plan. The following table sets forth certain information with respect to the vote on such matter:


              Shares Voted          Shares Voted
                  For                 Against                   Abstentions
                  ---                 -------                   -----------
               9,421,308              151,594                      45,522

Item 5.  Other Information

     Effective November 12, 1996, Vincent Addonisio was removed as Executive Vice President, Chief Financial Officer and Treasurer of the Company due to differences with the Board of Directors. On November 20, 1996, Mr. Addonisio resigned as a Director of the Company and withdrew as a nominee for election as a Director at the 1996 Annual Meeting of Shareholders. The Board did not propose for election at the Annual Meeting a successor director or nominee to Mr. Addonisio and has reduced the size of the Board to four directors. Mr. Addonisio has filed a lawsuit against the Company alleging breach of his employment contract and against the Company and James E. MacDougald, Chairman of the Board, President and Chief Executive Officer of the Company, alleging defamation. The Company does not believe that such litigation, or any settlement relating thereto, will have a material adverse effect on the Company's financial position but no assurances can be given in this regard.

     On January 30, 1997, James P. O'Drobinak joined the Company as Senior Vice President and Chief Financial Officer. From 1995 until joining the Company, Mr. O'Drobinak served as Chief Financial Officer - North America for Danka Industries, Inc., a publicly-held company that is the largest independent retail distributor of office equipment in North America. From 1983 to 1995, Mr. O'Drobinak held various positions with Deloitte & Touche LLP, an international accounting and consulting firm, most recently as a Senior Manager in the Tampa, Florida office.

     The Company also created two new wholly-owned subsidiaries to expand its benefits outsourcing offerings to include retirement plan administration services to employers and compliance services to insurance carriers. ABR Qualified Plan Services, Inc. ("QPSI"), a Florida corporation, provides employers with a complete menu of retirement plan administrative services, including administration of 401(k), profit sharing and other types of retirement plans. QPSI currently services more than 250 clients through several strategic alliances with financial institutions. These strategic alliances provide QPSI with a source of ongoing new business.

     The Company's other new subsidiary, ABR Coverage Continuation Services, Inc. ("CCSI"), also a Florida corporation, currently provides services to insurance carriers who are required to comply with the Florida Health Insurance Coverage Continuation Act. The compliance services required by the new Florida law are similar in many respects to those required by federal COBRA law, which are administered by the Company's CobraServ subsidiary. However, while CobraServ assists employers in satisfying the requirements of federal COBRA law, CCSI will focus on providing services to insurance carriers in fulfilling their compliance requirements under state insurance portability laws, such as the Florida Health Insurance Coverage Continuation Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1 Amendment to the Company's Articles of Incorporation of ABR Information Services, Inc.

                  3.2 Articles of Incorporation of ABR Information Services, Inc., as amended to date.

                  10.1              1996 Non-Employee Director Stock Option Plan

                  27.1              Financial Data Schedule (Edgar Version Only)


         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K dated January 30, 1997 on March 5, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 13, 1997                  ABR INFORMATION SERVICES, INC.
                                         (Registrant)




                                         /s/ James P. O'Drobinak
                                         ---------------------------------
                                         James P. O'Drobinak
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)