Form 10-Q
period 1997-04-30
ABR INFORMATION SERVICES INC
filed 1997-06-12
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


           For the transition period from             to
                                          -----------    -------------

                         Commission File Number: 0-24132


                         ABR INFORMATION SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                Florida                                          59-3228107
                -------                                          ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

   34125 U.S. Highway 19 North, Palm Harbor, Florida              34684-2116
   -------------------------------------------------              ----------
       (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, including area code:              (813) 785-2819

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

         Class:    Voting Common Stock, $.01 Par Value               Outstanding at June 1, 1997:          27,376,109

         Class:    Nonvoting Common Stock, $.01 Par Value            Outstanding at June 1, 1997:             None


ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q





                                                                                                             Page
                                                                                                            Number
PART I.           FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Income for the three
                      and nine months ended April 30, 1996 and 1997                                           3

                  Consolidated Balance Sheets as of July 31, 1996 and
                      April 30, 1997                                                                          4

                  Consolidated Statements of Cash Flows for the nine months
                      ended April 30, 1996 and 1997                                                           5

                  Notes to Consolidated Financial Statements                                                  6


   Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                               8


  PART II.        OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                                           12

                  Signatures                                                                                 13


PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                      Three months ended                     Nine months ended
                                                          April 30                              April 30,
                                                    -----------------------------        ------------------------------

                                                      1996               1997               1996                1997
                                                    ----------        -----------        -----------         ----------

Revenue                                             $9,067,901        $13,188,827        $21,533,341         $35,292,409

Operating expenses:
   Cost of services                                  5,395,385          7,372,815         12,323,069          19,897,658
   Selling, general and administrative               1,903,609          2,540,203          4,705,083           7,055,227
                                                    ----------        -----------        -----------         -----------

      Total operating expenses                       7,298,994          9,913,018         17,028,152          26,952,885
                                                    ----------        -----------        -----------         -----------

Operating income                                     1,768,907          3,275,809          4,505,189           8,339,524
Interest income                                        646,846          1,635,135            912,940           5,504,243
                                                    ----------        -----------        -----------         -----------

Income before income taxes                           2,415,753          4,910,944          5,418,129          13,843,767
Income taxes                                           770,480          1,726,359          1,941,788           5,111,354
                                                    ----------        -----------        -----------         -----------

   Net income                                       $1,645,273        $ 3,184,585        $ 3,476,341         $ 8,732,413
                                                    ==========        ===========        ===========         ===========

Net income per share                                $      .07        $       .12        $       .16         $       .32
                                                    ==========        ===========        ===========         ===========

Weighted average shares outstanding                 23,346,390         27,685,864         21,265,318          27,398,328




















        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                     July 31, 1996           April 30, 1997
                                                                                              (Unaudited)
                                                                   --------------            -------------
CURRENT ASSETS
   Cash and cash equivalents                                        $   14,088,396            $  30,448,880
   Investments                                                         147,111,102              128,418,412
   Accounts receivable, net                                              3,870,539                7,235,800
   Prepaid expenses and other                                            1,282,952                2,265,621
                                                                    --------------            -------------

        Total current assets                                           166,352,989              168,368,713

PROPERTY AND EQUIPMENT, net                                             14,539,898               23,777,191

SOFTWARE DEVELOPMENT COSTS, net                                          6,181,973                9,941,282

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                             15,498,745               15,710,628
                                                                    --------------            -------------

TOTAL ASSETS                                                        $  202,573,605            $ 217,797,814
                                                                    ==============            =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                 $      615,663           $    1,895,045
   Accrued expenses                                                        762,442                1,267,479
   Customer account deposits                                            18,019,405               20,956,547
   Unearned revenue                                                        647,093                  597,271
   Income taxes payable                                                    483,663                  546,052
                                                                    --------------           --------------

     Total current liabilities                                          20,528,266               25,262,394
                                                                     -------------            -------------


DEFERRED INCOME TAXES                                                      895,555                1,944,400
                                                                    --------------            -------------

SHAREHOLDERS' EQUITY
   Preferred Stock - authorized 2,000,000 shares of
     $.01 par value; no shares issued                                       -                        -
   Common Stock - authorized, 100,250,000
     shares of $.01 par value; issued and outstanding,
     13,588,194 and 27,374,510 shares, respectively                        135,882                  273,745
   Additional paid in capital                                          169,879,717              170,450,677
   Retained earnings                                                    11,134,185               19,866,598
                                                                    --------------            -------------
TOTAL SHAREHOLDERS' EQUITY                                             181,149,784              190,591,020
                                                                    --------------            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  202,573,605            $ 217,797,814
                                                                    ==============            =============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                       Nine months ended
                                                                                            April 30,
                                                                           -----------------------------------------
                                                                                 1996                       1997
                                                                           ---------------             -------------
Cash flows from operating activities:
   Net income                                                                 $  3,476,341             $   8,732,413
   Adjustments to reconcile net income to
     Net cash provided by operating activities:
        Depreciation and other amortization                                      1,240,551                 1,957,163
        Amortization of software                                                    57,388                   417,845
        Deferred income taxes                                                      635,460                 1,048,845
        Increase in allowance for doubtful accounts                                 15,500                    17,318
        Tax benefit related to exercise of certain stock options                         -                    56,606
     Change in operating assets and liabilities:
       Accounts receivable                                                        (120,053)               (3,382,579)
       Prepaid expenses and other                                                 (528,091)                 (982,669)
       Other assets                                                                262,771                     3,738
       Accounts payable                                                            261,923                 1,279,382
       Accrued expenses                                                           (455,474)                  505,037
       Unearned revenue                                                            378,675                   (49,822)
       Customer accounts deposits                                                2,360,754                 2,937,142
       Income taxes payable                                                       (153,060)                   62,389
                                                                            -------------              -------------

         Net cash provided by operating activities                               7,432,685                12,602,808
                                                                            --------------             -------------

Cash flows from investing activities:
   Additions to investments                                                   (493,484,919)             (317,068,724)
   Maturity of investments                                                     403,642,767               335,761,414
   Additions to property and equipment                                          (6,469,949)              (10,552,369)
   Additions to software development costs                                      (1,956,073)               (4,177,154)
   Cash paid for acquisition, net                                              (11,062,985)                 (860,315)
   Disposal of fixed assets                                                        (13,986)                    2,607
                                                                            --------------             -------------

      Net cash provided by (used in) investing activities                     (109,345,145)                3,105,459
                                                                            -------------              -------------


Cash flows from financing activities:
   Proceeds from long-term bank borrowings                                       6,300,000                         -
   Payments on bank borrowings                                                  (6,722,256)                        -
   Proceeds from stock offering, net of cost                                   151,137,080                         -
   Exercise of common stock options                                                587,845                   652,217
                                                                            --------------             -------------

      Net cash provided by financing activities                                151,302,669                   652,217
                                                                            --------------             -------------

Net increase in cash and cash equivalents                                       49,390,209                16,360,484

Cash and cash equivalents at beginning of year                                  19,403,090                14,088,396
                                                                            --------------             -------------

Cash and cash equivalents at end of period                                   $  68,793,299              $ 30,448,880
                                                                             -------------             -------------

        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1997


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

     ABR Information Services, Inc. (the "Company") is a leading provider of comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. The Company believes it is the largest provider of COBRA (the "Consolidated Omnibus Reconciliation Act") compliance services. COBRA is a federally mandated law related to the portability of employee group health insurance. Additionally, the Company provides compliance services related to the federally mandated Health Insurance Portability and Accountability Act of 1996 ("HIPAA").

     The Company also provides benefits administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Additionally, the Company provides benefits administration services with respect to benefits provided to active employees, including enrollment, eligibility verification, qualified domestic relations order ("QDRO") administration, HMO consolidation, 401(k) administration services, Flexible Spending Account ("FSA") administration and pension services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

     The Company is headquartered in Palm Harbor, Florida and provides information and support services to more than 21,000 employers, including Fortune 500 companies, insurance companies and other employers. The Company's operations are in a single business segment, the information services business.

     The accompanying financial statements have been restated to reflect a two-for-one stock split completed February 1997 and an acquisition by a pooling of interest completed June 1996. Additionally, certain amounts in the accompanying financial statements have been adjusted or reclassified, for comparability purposes.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of April 30, 1997 and for the three and nine months ended April 30, 1996 and April 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of results that may be expected for the year ending July 31, 1997. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1995 and 1996, and for each of the three years in the period ended July 31, 1996, included in the Company's 1996 Annual Report to Shareholders.

     Effective August 1, 1996 management elected to continue using the method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock option awards granted to employees. As a result, the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensations" will be in the Company's 1997 annual financial statements. The adoption of SFAS No. 123's accounting and reporting provisions had an immaterial effect on the Company's financial statements.

     The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.

NOTE C - NET INCOME PER COMMON SHARE

      Net income per common share has been computed using the weighted average of the outstanding Common Stock plus the dilutive Common Stock equivalents (stock options), using the treasury or the modified treasury stock method. Primary and fully dilutive calculations result in the same net income per common share.

NOTE D - COMMITMENTS

      In December 1995, the Company purchased a 116,000 square foot facility situated on 12.7 acres of land in Palm Harbor, Florida. This facility became operational and was occupied in May of 1997. Management estimates that as of April 30, 1997, approximately $9.4 million will be required in order for the Company to complete its Palm Harbor, Florida facility, to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

      The Company has also purchased 72 acres of land in Tarpon Springs, Florida for $2.4 million. The land is to be used for future corporate expansion, although no formal commitments or designs presently exist for this proposed expansion.

NOTE E - BUSINESS ACQUISITIONS

      On December 15, 1995, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Bullock Associates, Inc., which was subsequently renamed ABR Benefits Services, Inc. ("BSI"), for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. As of April 30, 1997, $863,053 of this additional amount was paid for the attainment of these revenue requirements leaving a balance of $1,136,947 that could be paid in 1997 upon the attainment of certain revenue requirements. BSI is located in Princeton, New Jersey, and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

      The following unaudited pro forma information has been derived from the historical financial statements of the Company and BSI and adjusts such information to give effect to the acquisition of BSI. The balances for the three and nine months ended April 30, 1996 assume that the acquisition of BSI occurred on August 1, 1995. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred had the transaction been in effect on the dates and for the periods indicated or which may result in the future.


Pro Forma Consolidated Statement of Income                    Three months ended                 Nine months ended
(in thousands, except per share data)                           April 30, 1996                     April 30, 1996
                                                                --------------                     --------------

Revenue                                                             $9,068                            $25,112

Operating income                                                    $1,769                            $ 5,390

Net income                                                          $1,645                            $ 3,817

Net income per share                                                $  .07                            $   .18
                                                                    ======                            =======

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

OVERVIEW

     The Company's revenues currently are generated from three sources: portability compliance services, administration services with respect to benefits provided to retirees and inactive employees, and administration services with respect to benefits provided to active employees.

     The first source of the Company's revenue is providing portability compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of qualifying event (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act") or HIPAA (the "Health Insurance Portability and Accountability Act of 1996")) or the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to COBRA, HIPAA or state mandated continuation coverage health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates revenues from customers for additional compliance and healthcare administration services, both on a one-time and continuous basis. During the first nine months of fiscal 1996 and 1997, 72.1% and 63.7%, respectively, of the Company's revenues were attributable to portability compliance services.

     The second source of the Company's revenue is providing administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. During the first nine months of fiscal 1996 and 1997, 13.8% and 15.1%, respectively, of the Company's revenues were attributable to administration services for retirees and inactive employees.

     The third source of the Company's revenue is providing administration services with respect to benefits provided to active employees, including enrollment, eligibility verification, QDRO ("Qualified Domestic Relations Order") administration, flexible spending account administration, 401(k) plan administration and pension services. During the first nine months of fiscal 1996 and 1997, 14.1% and 21.2%, respectively, of the Company's revenues were attributable to benefits administration services for active employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income, as restated to reflect the acquisition by a pooling of interest in 1996.


                                                       Three months ended             Nine months ended
                                                            April 30,                     April 30,
                                                     --------------------           -------------------
                                                      1996          1997             1996          1997
                                                     ------        ------           ------        -----
Revenue                                               100.0%        100.0%           100.0%        100.0%
Cost of services                                       59.5          55.9             57.2          56.4
Selling, general and administrative expenses           21.0          19.3             21.9          20.0
                                                      -----         -----            -----         -----

Operating income                                       19.5          24.8             20.9          23.6
Interest income                                         7.1          12.4              4.2          15.6
Income taxes                                            8.5          13.1              9.0          14.5
                                                      -----         -----            -----         -----

Net income                                             18.1%         24.1%            16.1%         24.7%
                                                      =====        ======            =====         =====

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

     Revenues increased $4.1 million, or 45.4%, to $13.2 million during the three months ended April 30, 1997 from $9.1 million in the three months ended April 30, 1996. Of the $4.1 million increase in revenues, $2.7 million was attributable to increased revenues from portability compliance services, $76,000 was attributable to increased revenues from retiree/inactive employee benefits administration and $1.3 million was due to increased revenues from active employee benefits administration.

     The increase in portability compliance revenues was primarily attributable to the addition of new customers and new service product offerings. New products pertain to clients having to comply with newly passed state mandated continuation coverage health portability laws and the federally mandated HIPAA.

     The increase in active employee benefits administration revenues was primarily attributable to the addition of new customers and new service product offerings in total benefits outsourcing administration.

     Cost of services increased $2.0 million, or 36.7%, to $7.4 million during the three months ended April 30, 1997 from $5.4 million during the three months ended April 30, 1996. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth along with the amortization of software placed in service as completed. As a percentage of revenues, cost of services decreased to 55.9% from 59.5% as a result of operating efficiencies associated with the allocation of these expenses over a larger revenue base.

     Selling, general and administrative expenses increased $637,000, or 33.4%, to $2.5 million during the three months ended April 30, 1997 from $1.9 million in the three months ended April 30, 1996. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel to support the Company's growth and additional marketing costs. As a percentage of revenues, selling, general and administrative expenses decreased to 19.3% from 21.0% for the same periods. The decrease as a percentage of revenues resulted primarily from operating efficiencies from allocating expenses over a larger revenue base.

     Interest income increased $1.0 million to $1.6 million during the three months ended April 30, 1997 from $646,000 in the three months ended April 30, 1996. This increase is a result of the investment of the proceeds from the Company's secondary stock offering completed in March 1996.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


     Income taxes increased 124.1% to $1.7 million during the three months ended April 30, 1997 from $770,000 during the three months ended April 30, 1996. The Company's effective tax rate increased to 35.2% from 31.9% for the same period in the previous year.

     As a result of the foregoing, the Company's net income increased $1.5 million, or 93.6%, to $3.2 million during the three months ended April 30, 1997 from $1.6 million in the three months ended April 30, 1996. Net income per share was $.12 for the quarter ended April 30, 1997 compared to $.07 for the corresponding prior year period, after adjustment for the February 1997 stock split.

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

     Revenues increased $13.8 million, or 63.9%, to $35.3 million in the nine months ended April 30, 1997 from $21.5 million in the same period of fiscal 1996. Of the $13.8 million increase in revenues, $7.0 million was attributable to increased revenues from portability services, $2.4 million was attributable to increased revenues from retiree/inactive employee benefits administration and $4.4 million was due to increased revenues from active employee benefits administration.

     The increase in portability compliance revenues was primarily attributable to the addition of new customers and new service product offerings. New products pertain to clients having to comply with newly passed state mandated continuation coverage health portability laws and the federally mandated HIPAA.

     The increase in retiree/inactive employee benefits administration revenues was primarily attributable to the addition of new customers during the first nine months of fiscal 1997 who were not customers of the Company during the same period of 1996.

     The increase in active employee benefits administration revenues was primarily attributable to the addition of new customers and new product offerings in total benefits outsourcing administration.

     Cost of services increased $7.6 million, or 61.5%, to $19.9 million in the nine months ended April 30, 1997 from $12.3 million in the nine months ended April 30, 1996. As a percentage of revenues, cost of services decreased slightly to 56.4% from 57.2% for the same period of 1996. The decrease in the percentage of cost of services resulted from economies of scale associated with spreading certain fixed costs over a larger revenue base.

     Selling, general and administrative expenses increased $2.4 million, or 49.9%, to $7.1 million in the nine months ended April 30, 1997 from $4.7 million in the nine months ended April 30, 1996. As a percentage of revenues, selling, general and administrative expense decreased to 20.0% in the nine months ended April 30, 1997 from 21.9% in the nine months ended April 30, 1996. The decrease as a percent of revenues resulted primarily from the acquisitions which had lower selling, general and administration expenses as a percent of revenue and from allocating expenses over a larger revenue base.

     Interest income increased $4.6 million to $5.5 million during the nine months ended April 30, 1997 from $913,000 in the nine months ended April 30, 1996. This increase resulted from the investment of the proceeds from the Company's secondary stock offering completed in March 1996.

     Income taxes increased 163.2% to $5.1 million in the nine months ended April 30, 1997 from $1.9 million in the nine months ended April 30, 1996. The Company's effective tax rate increased to 36.9% from 35.8% for the same period.

     As a result of the foregoing, the Company's net income increased $5.3 million, or 151.2%, to $8.7 million in the nine months ended April 30, 1997 from $3.5 million in the nine months ended April 30, 1996. Net income per share was $.32 for the nine months ended April 30, 1997 compared to $.16 for the corresponding prior year period after adjustment for the February 1997 stock split.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

LIQUIDITY AND CAPITAL RESOURCES

     In March 1996, the Company completed a secondary stock offering which provided net cash, after offering expenses, of $151.0 million. For the nine months ended April 30, 1997, net cash provided by operating activities was $12.6 million compared to $7.4 million for the same period of 1996. As of April 30, 1997 and July 31, 1996, the Company's working capital and current ratio were $143.1 million and 6.7-to-1 and $145.8 million and 8.1-to-1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

     During the nine months ended April 30, 1997, the Company's capital expenditures were $14.7 million.

     In December 1995, the Company purchased a 116,000 square foot facility situated on 12.7 acres of land in Palm Harbor, Florida. This facility became operational and was occupied in May of 1997. Management estimates that as of April 30, 1997, approximately $9.4 million will be required in order for the Company to complete its Palm Harbor, Florida facility, to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

     In 1996, the Company also purchased 72 acres of land in Tarpon Springs, Florida for $2.4 million. The land is to be used for future corporate expansion, although no formal commitments or designs presently exist for this proposed expansion.

     The Company has a five-year, $15.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.25-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of April 30, 1997, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

     The Company believes that its cash, investments, cash flows from operations and funds available from its credit facility will be adequate to meet the Company's expected capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits


                  27.1              Financial Data Schedule (Edgar Version Only)


         (b)      Reports on Form 8-K

                  None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 12, 1997       ABR INFORMATION SERVICES, INC.
                             (Registrant)




                             /s/ James P. O'Drobinak
                             --------------------------------------------------
                             James P. O'Drobinak
                             Senior Vice President
                             and Chief Financial Officer
                             (Duly Authorized Officer and Principal Financial Officer)



                              /s/ Reva R. Maskewitz
                              -------------------------------------------------
                              Reva R. Maskewitz
                              Vice President, Controller and Treasurer