Form 10-K
period 1997-07-31
ABR INFORMATION SERVICES INC
filed 1997-10-28
CIK 920985

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K
                                  ---------

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JULY 31, 1997
                            ---------------------

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

                             TITLE OF EACH CLASS
                             -------------------
                      Voting Common Stock $.0l Par Value

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

         As of October 17, 1997, there were outstanding 27,385,734 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of October 17, 1997 was $638,158,282.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                                                       FORM 10-K REFERENCE
---------                                                                                       -------------------
1997 Annual Report to Shareholders......................................................Part II Items 5, 6, 7 and 8
Proxy Statement dated November 6, 1997.........................................................Part III Items 10-12

                         ABR INFORMATION SERVICES, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                           --------
PART I
   Item 1         Business.................................................................................... 1
   Item 2         Properties..................................................................................11
   Item 3         Legal Proceedings...........................................................................11
   Item 4         Submission of Matters to a Vote of Security Holders.........................................11

PART II
   Item 5         Market for Registrant's Common Equity and Related Stockholder Matters.......................12
   Item 6         Selected Financial Data.....................................................................12
   Item 7         Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...............................................................................12
   Item 8         Financial Statements and Supplementary Data.................................................12
   Item 9         Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure...............................................................................12

PART III
   Item 10        Directors and Executive Officers of the Registrant..........................................13
   Item 11        Executive Compensation......................................................................13
   Item 12        Security Ownership of Certain Beneficial Owners and Management..............................13
   Item 13        Certain Relationships and Related Transactions..............................................13

PART IV
   Item 14        Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................13

                                     PART I

ITEM 1 -- BUSINESS

         ABR Information Services, Inc. (the "Company") is a leading provider of comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. The Company believes it is the leading provider of COBRA (the "Consolidated Omnibus Budget Reconciliation Act") compliance services. COBRA is a federally mandated law related to the portability of employee group health insurance. Additionally, the Company provides compliance services related to the federally mandated Health Insurance Portability and Accountability Act of 1996 ("HIPAA").

         The Company also provides benefits administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Additionally, the Company provides benefits administration services with respect to benefits provided to active employees, including enrollment and eligibility verification, Qualified Domestic Relations Order ("QDRO") administration, 401(k) administration services, Flexible Spending Account ("FSA") administration and pension services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

TREND TOWARD OUTSOURCING

         Since the late 1980s, many U.S. companies, in order to focus on core competencies and revenue-producing activities, have sought to outsource to specialized vendors certain functions or services that were historically performed in-house. In addition, the trend in recent legislation and healthcare reform proposals has been to provide employees with the ability to continue their healthcare coverage after a change in employment status and to take certain benefits with them to new employers, a concept known as "portability". Based on the following factors, the Company believes that benefits administration and compliance is often too complicated, costly and administratively burdensome to be performed in-house:

              - Extensive staff training and associated costs required to monitor complex and frequently changing government regulations.

              - Substantial exposure to liability for noncompliance with federal laws concerning benefits, such as COBRA and HIPAA.

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

         The Company believes that its market position, proprietary software and compliance systems and experience in benefits administration should enable the Company to capitalize on trends favoring portability and outsourcing. The Company believes it is strategically positioned to capitalize on the benefits administration outsourcing trend because of its proven ability to deliver (i) economies of location by performing administrative functions in low-cost areas,
(ii) economies of scale by spreading fixed costs over a large number of customers, and (iii) economies of technology by utilizing its sophisticated information systems and proprietary databases.

STRATEGY

         The Company's objective is to strengthen its market position by becoming the leading provider of benefits administration services relating to portability compliance, retiree/inactive employee benefits and benefits provided to active employees. To achieve this objective, the Company has developed a strategy that includes the following key components:

         - Increase Portability Compliance Market Share. This market consists of approximately 650,000 employers that are required under federal law to comply with COBRA and 5.5 million employers required to comply with HIPAA. The Company believes that, based on the number of current and former employees covered by its customers' healthcare benefit plans, it is the largest COBRA compliance service provider in the United States. The Company provides portability compliance services for more than 25,000 employers, which represents approximately 4% of the potential COBRA compliance market. The Company intends to increase its market share by expanding its marketing efforts and geographic presence, and by marketing its services directly through its sales force and indirectly through the Company's agreements with insurance companies and other distribution channels.

         - Increase Retiree/Inactive Employee Benefits Administration Market Share. In response to demand from customers for services beyond portability compliance, the Company provides administration services to large employers for benefits provided to their retirees and inactive employees. The Company is marketing these services to its current customer base as well as to other prospects. The Company believes that this market is significant due to the large number of retirees and inactive employees who make periodic payments for healthcare and other benefits coverage, and the complexity and cost of efficiently administering such arrangements.

         - Expand Active Employee Benefits Administration Services. The Company has invested significant resources in proprietary information systems. The Company's databases include customer healthcare benefit plan information, such as premium rates, healthcare provider data and other employee and plan data that may be readily stored, sorted and manipulated to support additional benefit services. This data can be used to provide other services for active employees (e.g., enrollment and eligibility, QDRO administration, FSA plan administration, and pension services), thereby leveraging the Company's investment in proprietary information systems and databases. The Company's active employee benefits administration services are offered on either an "a la carte" basis or a total outsourcing basis. This flexibility allows customers to outsource certain benefits administration tasks that they find too costly or burdensome, or to outsource the total benefits administration function. The Company believes that customers who outsource certain benefits administration tasks will take advantage of the flexibility of the "a la carte" process by outsourcing an increasing number of tasks. The Company is marketing these services to its current customer base as well as to other prospects.

         - Acquire Complementary Businesses. The Company intends to acquire complementary businesses in order to increase its market share, expand its services and expand its geographic presence. These acquisitions will permit the Company to cross-sell additional services to its existing customer base and gain new customers and geographic bases to increase market share.

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

         Since December 1995, the Company has made three acquisitions of benefits administration companies, one of which was completed by a pooling of interest. These acquisitions have enabled the Company to increase the range of benefits administration services it provides, expand its geographic presence and decrease the Company's reliance on revenues from portability compliance services. During fiscal 1996 and fiscal 1997, the Company derived approximately 69.9% and 65.6%, respectively, of its revenues from portability compliance services. Recent acquisitions are discussed below:

         New Jersey Acquisition. On December 15, 1995, the Company acquired all of the outstanding capital stock of Bullock Associates, Inc., ("Bullock") for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. As of July 1997, $863,053 of this additional amount was paid for the attainment of these revenue requirements, leaving a balance of $1,136,947 that could be paid in fiscal 1998. Bullock is located in Princeton, New Jersey and provides compliance administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration, QDRO administration and educational benefit administration services, as well as administration services for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans. For the year ended December 31, 1995, Bullock had revenues of $9.3 million. Assuming the New Jersey Acquisition had occurred on August 1, 1995, the Company's revenues and net income would have been $34.7 million and $6.0 million, respectively, for the year ended July 31, 1996. As part of the New Jersey Acquisition, the Company entered into a four-year contract with Bullock's largest customer, which accounted for approximately 89.0% and 76.1% of Bullock's revenues in fiscal years 1994 and 1995, respectively. The New Jersey Acquisition expanded the Company's market share in the compliance market, provided it with a geographic presence in the northeast and expanded the number of active employee benefits administration services it provides.

         California Acquisition. Effective February 1, 1996, the Company acquired all of the outstanding capital stock of Total Cobra Services ("TCS") for 265,424 shares of the Company's Common Stock, subject to possible adjustment. TCS is located in Irvine, California and provides COBRA administration and retiree billing services. For the fiscal year ended December 31, 1995, TCS had revenues of less than $2.0 million. The California Acquisition has increased the Company's market share in the COBRA compliance market and enhanced its ability to market its services to clients on the west coast of the United States.

         Virginia Acquisition. On June 28, 1996, the Company acquired, by a pooling of interest, all of the outstanding stock of the L.P. Baier Company ("LPB") for 286,020 shares of the Company's Common Stock. LPB is located in Fairfax, Virginia and provides primarily COBRA administration and FSA administration. LPB had revenues of approximately $2.4 million in calendar year 1995.

BENEFITS ADMINISTRATION SERVICES

         The Company provides the following benefits administration, compliance and information services to its customers, as described below:

         Portability Compliance Services. The Company provides comprehensive COBRA compliance services to a diverse customer base throughout the United States. Once the Company's customer or the qualified beneficiary notifies the Company of a qualifying event, the Company assumes responsibility for COBRA compliance and administration.

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

         According to an annual survey published in 1997 by Charles D. Spencer & Associates, Inc., COBRA continuants have higher healthcare coverage claims than active employees. Among those survey respondents that could compare COBRA costs with the cost of active employee claims, healthcare coverage claim costs for COBRA continuants were 149% and 156% of active employee claim costs in 1996 and 1997, respectively. The Company believes that uniform determination of coverage eligibility and administration of COBRA claims in accordance with applicable requirements can in most cases reduce COBRA claim costs and, as a result, reduce healthcare costs for employers.

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

         As a provider of COBRA compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of COBRA. Under current federal laws, the maximum amount of such taxes that may be imposed on the Company in any year for unintentional violations of COBRA is $2.0 million. In addition to the excise tax liability that may be imposed on the Company, substantial excise taxes may be imposed under COBRA on the Company's customers. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such taxes assessed against its customers arising out of the Company's failure to comply with COBRA, unless such taxes are attributable to the customer's failure to comply with COBRA or with the terms of its agreement with the Company. In addition to liability for excise taxes for noncompliance with COBRA, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to comply with COBRA or to fulfill its obligations to its customers under its agreements. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with COBRA or for its failure to comply with its agreement with any customer, as of July 31, 1997, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company. See "--Regulatory Environment."

         The Company also provides comprehensive HIPAA compliance services to a diverse customer base throughout the United States. Once the Company's customer or the qualified beneficiary notifies the Company of a qualifying event, the Company assumes responsibility for HIPAA compliance and administration.

         HIPAA (also known as the Kennedy-Kassebaum bill when it was passed in 1996) requires employers with two or more employees and a group health plan to issue "Certificates of Creditable Coverage" to all persons who were covered by their group health plan but lost coverage for any reason since October 1, 1996. The requirement also applies to anyone losing coverage after June 1 of 1997. The certificate will serve as proof of coverage which the individual can use to obtain waivers of pre-existing condition limitations when seeking coverage under another employer's plan.

         HIPAA requires employers to capture information reflecting types of coverage and coverage periods for individuals (employees and dependents) on their plan. Data must be captured as far back as July 1, 1996. They then must issue certificates to these individuals documenting the coverage periods for future insurers. Employees, covered dependents, employers and carriers may request certificates at any time up to 24 months after the loss-of-coverage event. The HIPAA compliance process begins when the Company sends each employee and his or her dependents a HIPAA certificate following any qualifying event.

         As a provider of HIPAA compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of HIPAA. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such taxes assessed against its customers arising out of the Company's failure to comply with HIPAA, unless such taxes are attributable to the customer's failure to comply with HIPAA or with the terms of its agreement with the Company. Under the Internal Revenue Code, employers that are subject to HIPAA are liable to excise taxes at the rate of $100 per "qualified beneficiary" for each day during which the group healthcare is in noncompliance. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with HIPAA or for its failure to comply with its agreement with any customer, as of July 31, 1997, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company. See "--Regulatory Environment."

         State Mini-COBRA Compliance. The Company provides COBRA-like services to employers in Florida as required by state laws therein.

         Retiree/Inactive Employee Benefits Administration. The Company's experience with benefits administration and compliance services, and the extensive databases maintained to provide these services, have enabled the Company to expand its operations to provide for the administration of various employer-sponsored benefits that are not mandated by law. For example, the Company provides benefits administration services to employers who offer healthcare benefits to their retirees. Financial accounting standards that require the accrual of certain retiree healthcare costs have increased employer awareness in this area. As a result, many employers have modified retiree healthcare benefit arrangements, often requiring retirees to pay a portion of this cost. The Company provides notification, billing, collection, record-keeping and reporting services to larger employers where a periodic benefit plan contribution is required to be made by retirees or their dependents. The Company also administers benefits provided for inactive employees, such as healthcare benefits.

         Active Employee Benefits Administration. The Company also provides services to large employers for benefits provided to their active employees. These services are offered on either an "a la carte" basis or a total outsourcing basis, thus allowing customers to outsource certain benefits administration tasks that they find too costly or burdensome, or to outsource the total benefits administration function. The menu of services the Company offers to customers with respect to their active employees, many of which are also provided with respect to retirees and inactive employees, includes the following:

         - Enrollment and Eligibility Services. Provide services for employers such as disseminating enrollment materials, processing responses, providing telephone assistance to enrollees, determining eligibility for coverage and reporting, all provided in conjunction with central employee data base administration of the employer's.

         - 401(k) Services. Provide active and retired employees with administration services for IRS qualified plans, including deferred contribution and 401(k) plans.

         - Pension Services. Provide active and retired employees who are vested in a company's pension plan with benefit information and process retirement election forms and other materials to begin the retirement payment process. Maintain Retiree and Vestee Answer Centers which provide access to benefit analysts who are proficient in client-specific plans and procedures.

         - QDRO Services. Develop packages to assist QDRO participants in the process of properly and accurately dividing pension plan assets. Verify "qualification" of a domestic relations order. Respond to telephone and written inquires regarding QDRO benefits.

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

         - Other. Administer employee discount plans, adoption programs, employee emergency loan programs, product rebate programs, employee help desk, Qualified Medical Child Support Order ("QMCSO") administration, eligibility verification, tuition refund, education and other loan programs, and Family Medical Leave Act ("FMLA") insurance programs.

         Summary of Functions. In connection with the performance of benefits administration services, the Company generally provides one or more of the following functions:

         - Notification. Provide timely notifications of eligibility for coverage and healthcare benefit plan requirements to participants, employers and insurance companies.

         - Billing and Premium Collections. Send detailed monthly premium notice, return envelope for payment and request for ongoing certification of eligibility to participants. Remit collected premiums to employers on a monthly basis in accordance with employers' instructions.

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

SALES, MARKETING AND CUSTOMER SERVICE

         Approximately 35.2%, 39.7% and 33.5% of the Company's revenues in fiscal 1995, 1996 and 1997, respectively, were derived solely from agreements with the Company's ten largest customers. Assuming the New Jersey Acquisition had occurred on August 1, 1994, approximately 51.7% and 44.9% of the Company's revenues in fiscal 1995 and fiscal 1996, respectively, would have been attributable to the Company's ten largest customers, with approximately 24.6% and 20.8% of such revenues being derived from the largest customer of the company acquired in the New Jersey Acquisition. As part of the New Jersey Acquisition, the Company entered into a four-year contract with this customer. The Company's loss of any of these large customers could have a material adverse effect on the Company.

         The Company markets its services throughout the United States through a sales, marketing and support staff consisting of 39 employees as of July 31, 1997. The Company identifies prospective customers through a combination of direct mail, telemarketing and advertising.

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

         With respect to potential customers who are small employers, the Company markets its services directly to the employer via telemarketing. The Company's telemarketing staff sells the Company's services by educating the potential customer about the benefits of the Company's outsourcing services without the need for face-to-face presentations.

         The Company is also expanding its channels of distribution, such as marketing its services through independent insurance agents. The agents typically receive a one-time commission and renewal fees for 3-5 years for each client who utilizes the Company's services.

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

COMPUTER OPERATIONS, SOFTWARE DEVELOPMENT AND PROPRIETARY PRODUCT PROTECTION

         The Company's central data processing and information system consists of high-performance micro and mid-range processors linked in multiple local-area networks through high-speed routers and intelligent hubs. Installed in the data center located at the Company's new service center in Palm Harbor, Florida, the network utilizes client-server technology in a DOS and Windows environment, on a UNIX platform and Oracle database environment.

         The Company meets the changing information needs of its customers by developing, maintaining and enhancing its software. The Company provides its services to customers using proprietary software that is owned by the Company and is not licensed to others. The Company's computer system provides for timely system updates and modifications because of its flexible modular design. The Company's computer system works with on-line, real-time information, thus allowing its service representatives to give accurate, up-to-date information to continuants and customers. In addition, the Company believes that its ability to upload and download information to customers and insurance carriers with minimal development time provides the Company with a competitive advantage. The

Company's software and systems have supported the customer base without interruption for over eight years. As of July 31, 1997, the Company had 135 full-time equivalent employees in programming, software development, modifications and maintenance. In addition, the Company periodically utilizes contractors for various information systems services.

         The Company's primary data center is protected by a fire extinguishing system and by two centralized UPS (uninterruptible power supply) systems that provide short-term battery backup in the event of a power outage, reduced voltage or power surge, and dual phone and electric feeds from adjacent, but separate, power grids. Further back-up power is supplied for the primary data center by a diesel powered generator, which could continuously power the data center for 5-7 days. In addition, the facility which houses the data center is built to withstand 130+ mile per hour wind and is approximately 35 feet above sea level, in Florida. Multiple layers of password and access authorization are imposed to prevent unauthorized access, use or distribution of information. The Company maintains log-in records of all users, restricts certain key record fields and maintains audit trail records of all changes. Software and related data files are backed up three times a day and stored off-site at multiple locations.

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

         The Company also has purchased certain software and license agreements from outside vendors. In conjunction with these agreements, the Company has purchased maintenance and support agreements or provided trained in-house expertise to support these applications. The Company believes that all such technology is readily replaceable through other vendors should any of its current suppliers experience any degree of business interruption.

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

         Enacted in 1986, COBRA was amended significantly by Congress in 1987 and 1989 and is the subject of proposed regulations of the Internal Revenue Service. COBRA, which amended the Internal Revenue Code, ERISA, and the Public Health Service Act, is subject to interpretation by the federal courts and is administered jointly by several federal agencies, including the Internal Revenue Service, the Department of Labor and the Department of Health and Human Services. In addition, COBRA is affected by certain other federal legislation and entitlement programs, such as Medicaid, Medicare, FMLA and, most recently, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). COBRA applies to virtually all employers with 20 or more employees that maintain group health insurance plans, including fully-insured, self-insured or partially-insured plans, and union or non-union plans. Church groups and the District of Columbia government are exempt from compliance with COBRA.

         To comply with COBRA, an employer must provide written notice to all employees, including newly hired employees and their dependents, of their rights under COBRA. Employees and their dependents become eligible for COBRA coverage upon the occurrence of a qualifying event. The occurrence of a qualifying event triggers a series of notifications and related response and payment deadlines, including grace periods, that result in an employee's or qualified beneficiary's ability to elect continued group healthcare plan coverage retroactively, and often after the occurrence of an event leading to claims under the related coverage.

         The penalties for noncompliance with COBRA are substantial. As a provider of COBRA compliance and administration services, the Company's exposure under the Internal Revenue Code for excise taxes imposed for unintentional violations of certain provisions of COBRA is limited to an aggregate of $2.0 million per year. Under the Internal Revenue Code, employers that are subject to COBRA are liable for excise taxes at the rate of $100 per "qualified beneficiary" ($200 if the qualified beneficiary has covered dependents) for each day during which the group healthcare plan is in noncompliance, subject to an annual maximum for unintentional violations. When such noncompliance is not corrected before an audit by the Internal Revenue Service, the employer is subject to certain minimum excise tax obligations, depending on whether or not the violations are "de minimis." ERISA also imposes personal liability on the plan administrator for the benefit of plan participants for COBRA violations in the form of a penalty of up to $100 for each day the violation continues. In addition to liability for COBRA violations under the Internal Revenue Code and ERISA, improper denial of coverage under COBRA or failure to comply with COBRA's notification requirements may result in an employer's liability for damages and equitable remedies, including, but not limited to, healthcare coverage for a former employee or dependent retroactive to the date of the qualifying event which triggered the notification requirement. Depending on the terms of the employer's group healthcare plan, such an employer may be required to provide this type of retroactive coverage without reimbursement from its insurance carrier.

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

         HIPAA (also known as the Kennedy-Kassebaum bill when it was passed in 1996) requires employers with two or more employees and a group health plan to issue "Certificates of Creditable Coverage" to all persons who were covered by their group health plan but lost coverage for any reason since October 1, 1996. The requirement also applies to anyone losing coverage after June 1, 1997. The certificate will serve as proof of coverage which the individual can use to obtain waivers of pre-existing condition limitations when seeking coverage under another employer's plan.

         HIPAA requires employers to capture information reflecting type of coverage and coverage periods for individuals (employees and dependents) on their plan. Data must be captured as far back as July 1, 1996. The employers then must issue certificates to these individuals documenting the coverage periods for future insurers. Employees, covered dependents, employers and carriers may request certificates at any time up to 24 months after the loss-of-coverage event. The HIPAA compliance process begins when the Company sends each employee and his or her dependents a HIPAA certificate following any qualifying event.

         As a provider of HIPAA compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of HIPAA. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such taxes assessed against its customers arising out of the Company's failure to comply with HIPAA, unless such taxes are attributable to the customer's failure to comply with HIPAA or with the terms of its agreement with the Company. Under the Internal Revenue Code, employers that are subject to HIPAA are liable to excise taxes at the rate of $100 per "qualified beneficiary" for each day during which the group healthcare is in noncompliance. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with HIPAA or for its failure to comply with its agreement with any customer, as of July 31, 1997, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company.

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

EMPLOYEES

         As of July 31, 1997, the Company had approximately 815 full-time equivalent employees, including 39 in sales and marketing, 596 in customer support services, 135 in programming, software development, modifications and maintenance, and 45 in management, administration and finance.

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

INSURANCE

         As a provider of portability compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of COBRA and HIPAA. In addition, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to fulfill its obligations to its customers under its agreements. The Company maintains a professional liability policy, with a deductible of $25,000 per occurrence, and an annual per aggregate limit on coverage of $5.0 million.

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

ITEM 2 -- PROPERTIES

         The Company leases the following facilities:

                                         SQUARE           EXPIRATION             RENEWAL
                   LOCATION              FOOTAGE           OF LEASE              OPTION
                   --------              -------          ----------             -------
           Clearwater, Florida           23,000             June 1999               None

           Princeton, New Jersey         20,000             May 1999                None

           Glenville, New York            7,000             December 1997         4 years

           Irvine, California             5,000             December 1997           None

           Fairfax, Virginia             13,000             May 2005                None



         The Company maintains its 65,000 square foot headquarters in Palm Harbor, Florida. The Company purchased this facility in June 1996 for $3.5 million (including the land). In May 1997, the Company also moved into its 118,000 square foot facility in Palm Harbor, Florida. Total cost for this facility was approximately $10.7 million (including the land). In addition, the Company owns real estate in Tarpon Springs, Florida acquired at a price of $2.5 million. Subsequent to July 31, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. No formal designs or commitments presently exist for this proposed expansion. The Company expects to occupy portions of this facility starting in calendar 1998. The former owner of the facility has signed an agreement to lease back portions of the campus, prior to the Company occupying the entire facility in approximately 2000. The Company's lease income on the campus is dependent upon the amount of square footage being utilized by the former owner. The Company believes that its facilities are adequate through 2003, at which time the Company believes it may need to expand its facilities or develop the Tarpon Springs property.

ITEM 3 -- LEGAL PROCEEDINGS

         Effective November 12, 1996, Vincent Addonisio was removed as Executive Vice President, Chief Financial Officer and Treasurer of the Company due to differences with the Board of Directors. On November 10, 1996, Mr. Addonisio resigned as a Director of the Company and withdrew as a nominee for election as a Director at the 1996 Annual Meeting of Shareholders. On November 22, 1996,
Mr. Addonisio filed a lawsuit against the Company in Florida state court, alleging breach of his employment contract, and against the Company and James
E. MacDougald, Chairman of the Board, President and Chief Executive Officer of the Company, alleging defamation. The Company does not believe that such litigation will have a material adverse effect on the Company's financial position but no assurances can be given in this regard. The Company is not a party to any other litigation that is expected to have a material adverse effect on the Company or its business.

         The Company maintains detailed records of its services for at least seven years, including physical return receipts of COBRA notifications to employees upon a qualifying event, to evidence compliance with applicable rules and regulations to reduce potential litigation and limit litigation exposure.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of July 31, 1997 there was one executive officer who was not also a director of the Company. James P. O'Drobinak, age 36, has been Senior Vice President and Chief Financial Officer since January 30, 1997. Prior to joining the Company, Mr. O'Drobinak served as Chief Financial Officer - North America for Danka Industries, Inc. from 1995 to 1997. From 1983 to 1995, Mr. O'Drobinak held various positions with Deloitte & Touche, LLP, most recently as a Senior Manager of the Tampa, Florida Office. Executive officers are elected annually by the Board of Directors.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information set forth under the caption "Market Price Information" on the inside back cover page of the 1997 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference.

         The total number of shareholders of record as of October 17, 1997 was 7,303.

         The Company has neither declared nor paid any cash dividends on the Common Stock and does not anticipate that it will pay cash dividends in fiscal 1998. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors.

ITEM 6 -- SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Data" on page 10 of the Company's Annual Report is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of the Company's Annual Report is incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company and its independent certified public accountant's Report set forth on pages 14 through 29 of the Company's Annual Report are incorporated herein by reference:

                  Report of Independent Certified Public Accountants; Consolidated Balance Sheets as of July 31, 1996 and 1997; Consolidated Statements of Income for the Years Ended July 31,
                    1995, 1996, and 1997;
                  Consolidated Statements of Shareholders' Equity for the Years
                    Ended July 31, 1995, 1996 and 1997;
                  Consolidated Statements of Cash Flows for the Years Ended July
                    31, 1995, 1996 and 1997; and
                  Notes to Consolidated Financial Statements.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Item 1: Election of Directors" in the Company's Proxy Statement dated on or about November 6, 1997 for the Annual Meeting of Shareholders to be held December 5, 1997 (the "Proxy Statement"), the information set forth in the last paragraph under the caption "Board of Directors - General" in the Proxy Statement, and the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement are incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

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

         None.



                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      List of documents filed as part of this report:

                  (1)      Financial Statements.

                                   Report of Independent Certified Public
                                     Accountants.
                                   Consolidated Balance Sheets as of July 31,
                                     1996 and 1997.
                                   Consolidated Statements of Income for the
                                     Years Ended July 31, 1995, 1996, and 1997.
                                   Consolidated Statements of Shareholders'
                                     Equity for the Years Ended July 31, 1995,
                                     1996 and 1997.
                                   Consolidated Statements of Cash Flows for
                                     the Years Ended July 31, 1995, 1996 and
                                     1997.
                                   Notes to Consolidated Financial Statements.

                  (2)      Financial Statement Schedule.

                                   Report of Independent Certified Public
                                   Accountants on The Schedule.

                           Schedule
                           Number Description
                           ------ -----------
                              II  --   Valuation and Qualifying Accounts

                  (3)      Exhibits.

                           Exhibit
                           Number      Description
                           ------      -----------

                               3.1 --  Articles of Incorporation of ABR
                                       Information Services, Inc.*
                               3.2 --  Bylaws of ABR Information Services, Inc.*
                              10.1 --  Employment Agreement between ABR
                                       Information Services, Inc. and James E.
                                       MacDougald.*
                              10.2 --  ABR Information Services, Inc. 1995
                                       Non-Employee Director Stock Option
                                       Plan.**
                              10.3 --  ABR Information Services, Inc. 1996
                                       Non-Employee Director Stock Option
                                       Plan.***
                              10.4 -- ABR Information Services, Inc. Amended and Restated 1987 Stock Option Plan.****
                              10.5 -- ABR Information Services, Inc. Amended and Restated 1993 Stock Option Plan (as amended).**
                              10.6 -- ABR Information Services, Inc. Incentive Bonus Plan.*
                              10.7 --  Revolving Line of Credit/Term Loan
                                       Agreement dated January 30, 1996 by and
                                       between NationsBank, N.A. (South) and ABR
                                       Information Services, Inc.*****
                              10.8 -- Employment and Non-Competition Agreement dated December 15, 1995 by and between Bullock Associates, Inc. and W. Carl Bullock.*****
                              10.9 -- Services Agreement between Corporate Benefits Delivery of General Electric Company and Bullock Associates, Inc. and as amended on December 15, 1995.*****
                             10.10 -- Agreement and Plan of Reorganization dated as of February 1, 1996 by and among ABR Information Services, Inc., Total Cobra Services and John M. Hermann.***
                             10.11 -- Agreement and Plan of Reorganization dated as of June 28, 1996 by and among ABR Information Services, Inc., The L.P. Baier Company and L.P.Baier's shareholders.***
                             10.12 -- Employment and Non-Competition Agreement dated June 28, 1996 by and between The L.P. Baier Company and Rick Snyder.***
                             10.13 -- Stock Purchase Agreement by and among ABR Information Services, Inc., Bullock Associates, Inc., W. Carl Bullock, Barbara A. Biasotti and Nancy L. Clark dated as of December 15, 1995.******
                             10.14 --  Agreement for Sale and Purchase of
                                       Property, dated October 2, 1997, by and
                                       between Florida Power Corporation
                                       (Seller) and ABR Properties,
                                       Inc. (Buyer), including commercial lease as of the same date.
                              11.1 -- Statement regarding computation of per share earnings.
                              13.1 -- 1997 Annual Report of ABR Information Services, Inc.

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

                  *** Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1996.

                  **** Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1994.

                  ***** Previously filed as part of the Company's Form 10-Q for the quarter ended January 31, 1996.

                  ****** Previously filed as part of the Company's Form 8-K dated as of December 26, 1995.

                  Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.8 and 10.12
                  represent management contracts and compensatory plans.

         (b)      Reports on Form 8-K.

                  The Company filed no Reports on Form 8-K during the quarter ended July 31, 1997.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON THE SCHEDULE



Board of Directors
ABR Information Services, Inc.

In connection with our audit of the consolidated financial statements of ABR Information Services, Inc. referred to in our report dated September 11, 1997, which is included on page 29 of the Annual Report to Shareholders for the year ended July 31, 1997, that is incorporated by reference in this Form 10-K for the year ended July 31, 1997, we have also audited Schedule II for each of the three years in the period ended July 31, 1997. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

Tampa, Florida
September 11, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                         ABR INFORMATION SERVICES, INC.

             Column A                    Column B                   Column C                     Column D        Column E
------------------------------------ -------------------------------------------------------------------------------------
                                                                    Additions
                                                        ----------------------------------
                                        Balance at       Charge to          Charged to          Deductions      Balance at
                                         Beginning       Costs and        Other Accounts         Describe         End of
            Description                  of Period       Expenses           - Describe             (1)            Period
------------------------------------    ------------    ------------     -----------------     -------------    ------------
Year Ended July 31, 1995
 Deducted from asset accounts:
  Allowance for doubtful
  accounts                                $17,553         $12,000            --                   $3,351        $ 26,202

Year Ended July 31, 1996
 Deducted from asset accounts:
  Allowance for doubtful
  accounts                                 26,202          20,000            --                    7,308          38,894

Year Ended July 31, 1997
 Deducted from asset accounts:
  Allowance for doubtful
  accounts                                 38,894          91,500            --                      219         130,175

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

October 28, 1997                            ABR INFORMATION SERVICES, INC.


                                                  By: /s/ James P. O'Drobinak
                                                      --------------------------
                                                      James P. O'Drobinak,
                                                      Senior Vice President and
                                                      Chief Financial Officer

                           ---------------------------

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. MacDougald and James P. O'Drobinak, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON OCTOBER 28, 1997.

/s/ James E. MacDougald                                     /s/ Suzanne M. MacDougald
----------------------------------------------              ---------------------------------------------
James E. MacDougald, Chairman of the Board,                 Suzanne M. MacDougald,
President and Chief Executive Officer and                   Senior Vice President, Secretary and Director
Director (Principal Executive Officer)

/s/ James P. O'Drobinak                                     /s/ Thomas F. Costello
----------------------------------------------              ---------------------------------------------
James P. O'Drobinak, Senior Vice President and              Thomas F. Costello, Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark M. Goldman                                         /s/ Peter A. Sullivan
----------------------------------------------              ---------------------------------------------
Mark M. Goldman, Director                                   Peter A. Sullivan, Director

                              EXHIBITS TO FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 1997

                         ABR INFORMATION SERVICES, INC.
                                FILE NO. 0-24132

                         ABR INFORMATION SERVICES, INC.

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                       FOR FISCAL YEAR ENDED JULY 31, 1997

  EXHIBIT                                                                                      FILED
  NUMBER     DESCRIPTION                                                                     HEREWITH
  ------     -----------                                                                     --------
      3.1    Articles of Incorporation of ABR Information Services, Inc.*

      3.2    Bylaws of ABR Information Services, Inc.*

     10.1    Form of Employment Agreement between ABR Information Services, Inc.
             and each of its executive officers.*

     10.2    ABR Information Services, Inc. 1995 Non-Employee Director Stock
             Option Plan.*

     10.3    ABR Information Services, Inc. 1996 Non-Employee Director Stock
             Option Plan.*

     10.4    ABR Information Services, Inc. Amended and Restated 1987 Stock
             Option Plan.*

     10.5    ABR Information Services, Inc. Amended and Restated 1993 Stock
             Option Plan (as amended).*

     10.6    ABR Information Services, Inc. Incentive Bonus Plan.*

     10.7 Revolving Line of Credit/Term Loan Agreement dated January 30, 1996 by and between NationsBank, N.A. (South) and ABR Information
             Services, Inc.*

     10.8 Employment and Non-Competition Agreement dated December 15, 1995 by and between Bullock Associates, Inc. and W. Carl Bullock.*

     10.9    Services Agreement between Corporate Benefits Delivery of General
             Electric Company and Bullock Associates, Inc. 1993-1997 and as amended on December 15, 1995.*

    10.10 Agreement and Plan of Reorganization dated as of February 1, 1996 by and among ABR Information Services, Inc., Total Cobra Services and John M. Hermann.*

    10.11 Agreement and Plan of Reorganization dated as of June 28, 1996 by and among ABR Information Services, Inc., The L.P. Baier Company and L.P. Baier's shareholders.*

    10.12 Employment and Non-Competition Agreement dated June 28, 1996 by and between The L.P. Baier Company and Rick Snyder.*

    10.13    Stock Purchase Agreement by and among ABR Information Services,
             Inc., Bullock Associates, Inc., W. Carl Bullock, Barbara A.
             Biasotti and Nancy L. Clark dated as of December 15, 1995.*

    10.14 Agreement for sale and purchase of property, dated October 2, 1997, by and between Florida Power Corporation (Seller) and ABR
             Properties, Inc. (Buyer) including commercial lease as of the same date.

  EXHIBIT                                                                 FILED
  NUMBER     DESCRIPTION                                                HEREWITH
  ------     -----------                                                --------
     11.1     Statement regarding computation of per share earnings.           x

     13.1     1997 Annual Report of ABR Information Services, Inc.             x

     21.1     List of subsidiaries of ABR Information Services, Inc.           x

     23.1     Consent of Grant Thornton LLP.                                   x

     24.1     Powers of Attorney (included on signature page hereto).          x

     27.1     Financial Data Schedule (for SEC use only).                      x

------------------------

* Incorporated by reference.