Form 10-Q
period 1997-10-31
ABR INFORMATION SERVICES INC
filed 1997-12-15
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission File Number: 0-24132

                         ABR INFORMATION SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                          Florida                                59-3228107
                          -------                                ----------
                 (State or other jurisdiction of             (I.R.S. Employer
                 incorporation or organization)              Identification No.)

           34125 U.S. Highway 19 North, Palm Harbor, Florida        34684-2141
           -------------------------------------------------        ----------
                 (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number, including area code:                 813-785-2819

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

Class:    Voting Common Stock, $.01 Par Value        Outstanding at December 8, 1997:            27,388,430

Class:    Nonvoting Common Stock, $.01 Par Value     Outstanding at December 8, 1997:            None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q


                                                                                                             Page
                                                                                                            Number

PART I.           FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Statements of Income for the three
                      months ended October 31, 1996 and 1997                                                  3

                  Consolidated Balance Sheets as of July 31, 1997 and
                      October 31, 1997                                                                        4

                  Consolidated Statements of Cash Flows for the three months
                      ended October 31, 1996 and 1997                                                         5

                  Notes to Consolidated Financial Statements                                                  6

   Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                               8

PART II.          OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                                                           11

                  Signatures                                                                                 12


PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)


                                                                              Three months ended
                                                                                  October 31
                                                                         ------------------------------
                                                                            1996              1997
                                                                         -----------       -----------
Revenue                                                                  $10,389,193       $15,234,938

Operating expenses:

   Cost of services                                                        5,975,245         8,824,316
   Selling, general and administrative                                     2,146,940         2,675,148
                                                                         -----------       -----------


Operating income                                                           2,267,008         3,735,474

Interest income                                                            1,960,062         1,432,776
                                                                          ----------       -----------

Income before income taxes                                                 4,227,070         5,168,250
Income taxes                                                               1,615,707         1,667,290
                                                                         -----------       -----------

   Net income                                                            $ 2,611,363       $ 3,500,960
                                                                         ===========       ===========

Net income per common share                                              $       .09       $       .13
                                                                         ===========       ===========

Weighted average shares outstanding                                       28,019,074        27,862,158
                                                                         ===========       ===========

        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                     July 31, 1997           October 31, 1997
                                                                                                (Unaudited)
                                                                    ---------------           ---------------
CURRENT ASSETS
   Cash and cash equivalents                                        $   33,322,734            $  34,144,270
   Investments                                                         108,499,196              110,471,406
   Accounts receivable, net                                              8,295,884                6,951,764
   Prepaid expenses and other                                            2,595,306                3,006,837
                                                                    --------------            -------------

        Total current assets                                           152,713,120              154,574,277

LONG-TERM INVESTMENTS                                                   14,128,644                2,811,208

PROPERTY AND EQUIPMENT, net                                             27,790,354               43,297,442

SOFTWARE DEVELOPMENT COSTS, net                                         11,767,211               15,362,060

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                             15,617,519               15,395,768
                                                                    --------------            -------------

TOTAL ASSETS                                                        $  222,016,848            $ 231,440,755
                                                                    ==============            =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $      613,138            $   1,051,311
   Accrued expenses                                                        512,035                1,034,493
   Customer account deposits                                            23,133,381               26,793,284
   Unearned revenue                                                        594,524                  599,424
   Income taxes payable                                                     20,770                  277,990
                                                                    --------------            -------------

     Total current liabilities                                          24,873,848               29,756,502
                                                                    --------------            -------------


DEFERRED INCOME TAXES                                                    3,047,243                4,031,417
                                                                    --------------            -------------

SHAREHOLDERS' EQUITY
   Preferred Stock - authorized 2,000,000 shares of
     $.01 par value; no shares issued                                          --                        --
   Common Stock - authorized, 100,250,000
     shares of $.01 par value; issued and outstanding,
     27,376,356 and 27,386,984 shares, respectively                        273,763                  273,870
   Additional paid in capital                                          170,459,157              170,515,170
   Retained earnings                                                    23,362,837               26,863,796
                                                                    --------------            -------------
TOTAL SHAREHOLDERS' EQUITY                                             194,095,757              197,652,836
                                                                    --------------            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  222,016,848            $ 231,440,755
                                                                    ==============            =============

        The accompanying notes are an integral part of these statements.

                            ABR INFORMATION SERVICES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                          Three months ended
                                                                              October 31,
                                                                ------------------------------------
                                                                     1996                   1997
                                                                -------------          -------------
Cash flows from operating activities:
  Net income                                                     $  2,611,363          $   3,500,960
  Adjustments to reconcile net income to
    Net cash provided by operating activities:
       Depreciation and other amortization                            628,223                801,309
       Amortization of software                                       107,009                306,470
       Deferred income taxes                                          553,786                984,174
       Increase in allowance for doubtful accounts                      4,718                    738
       Tax benefit related to exercise of certain stock options        56,606                     --
     Change in operating assets and liabilities:
       Accounts receivable                                         (1,830,739)             1,343,382
       Prepaid expenses and other                                    (490,911)              (411,531)
       Other assets                                                     3,488                221,751
       Accounts payable                                               182,144                438,173
       Accrued expenses                                                56,520                522,458
       Unearned revenue                                              (647,093)                 4,900
       Customer accounts deposits                                   1,171,353              3,659,903
       Income taxes payable                                           821,318                257,220
                                                                -------------          -------------
         Net cash provided by operating activities                  3,227,785             11,629,907
                                                                -------------          -------------

Cash flows from investing activities:
  Additions to investments                                       (118,333,913)          (138,054,774)
  Maturity of investments                                         120,886,246            147,400,000
  Additions to property and equipment                              (1,050,267)           (16,308,397)
  Additions to software development costs                            (720,820)            (3,901,319)
  Disposal of fixed assets                                              1,875                     --
                                                                -------------          -------------

      Net cash provided by (used in) investing activities             783,121            (10,864,490)
                                                                -------------          -------------
Cash flows from financing activities:
  Exercise of common stock options                                    273,356                 56,119
                                                                -------------          -------------

      Net cash provided by financing activities                       273,356                 56,119
                                                                -------------          -------------
Net increase in cash and cash equivalents                           4,284,262                821,536

Cash and cash equivalents at beginning of year                     14,088,396             33,322,734
                                                                -------------          -------------

Cash and cash equivalents at end of period                      $  18,372,658          $  34,144,270
                                                                =============          =============

      The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1997

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

     The Company also provides benefits administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Additionally, the Company provides benefits administration services with respect to benefits provided to active employees, including enrollment, eligibility verification, qualified domestic relations order ("QDRO") administration, 401(k) administration services, flexible spending account ("FSA") administration and pension services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

     The Company is headquartered in Palm Harbor, Florida and provides information and support services to more than 25,000 employers, including Fortune 500 companies, insurance companies and other employers. The Company's operations are in a single business segment, the information services business.

     Effective September 8, 1997, the Company consolidated a number of its subsidiaries into one operating subsidiary called ABR Benefits Services, Inc.

     The financial statements have been restated to reflect a two-for-one stock split completed February 1997.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of October 31, 1997 and for the three months ended October 31, 1996 and October 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of results that may be expected for the year ending July 31, 1998. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1996 and 1997, and for each of the three years in the period ended July 31, 1997, included in the Company's 1997 Annual Report to Shareholders.

     The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997 and will be adopted by the Company during its quarter ended January 31, 1998. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The effect of adopting this new standard has not been determined.

NOTE C - NET INCOME PER COMMON SHARE

     Net income per common share has been computed using the weighted average of the outstanding Common Stock plus the dilutive Common Stock equivalents (stock options), using the treasury or the modified treasury stock method. Primary and fully dilutive calculations result in the same net income per common share.

NOTE D - COMMITMENTS

      On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. No formal construction commitments presently exist for this proposed expansion. The Company expects to occupy portions of this facility starting in calendar 1998. The former owner of the facility has signed a short-term agreement to lease back portions of the campus, prior to the Company occupying the entire facility in approximately 2000. The Company's lease income on the campus is dependent upon the amount of square footage being utilized by the former owner.

      The Company estimates that as of October 31, 1997, approximately $12.2 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete currently defined software projects.

NOTE E - BUSINESS ACQUISITIONS

      On December 15, 1995, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Bullock Associates, Inc. ("Bullock"), for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. During fiscal 1997, $863,053 of this additional amount was paid for the attainment of these revenue requirements leaving a balance of $1,136,947 that could be paid in fiscal 1998. Bullock, now part of ABR Benefits Services, Inc., is located in Princeton, New Jersey and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration services, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

NOTE F - LITIGATION

    The Company is involved in various litigation arising from the ordinary course of its business. In the opinion of management, the ultimate outcome of litigation is not expected to be material to the Company's financial position, results of operations or liquidity.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in the following discussion and analysis that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve a number of risks and uncertainties and are based on information available to the Company on the date hereof. The Company assumes no obligation to update any such forward-looking statements.

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

     The first source of the Company's revenue is providing portability compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of qualifying event (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act") or HIPAA (the "Health Insurance Portability and Accountability Act of 1996")) and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to COBRA, HIPAA or state mandated continuation coverage health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates revenues from customers for additional compliance and healthcare administration services, both on a one-time and continuous basis. During the first three months of fiscal 1997 and 1998, 63.0% and 62.8%, respectively, of the Company's revenues were attributable to portability compliance services.

     The second source of the Company's revenue is providing administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. During the first three months of fiscal 1997 and 1998, 17.1% and 11.9%, respectively, of the Company's revenues were attributable to administration services for retirees and inactive employees.

     The third source of the Company's revenue is providing administration services with respect to benefits provided to active employees, including open enrollment, employee enrollment and eligibility, QDRO ("Qualified Domestic Relations Order") administration, flexible spending account administration, 401(k) plan administration, and other pension services. During the first three months of fiscal 1997 and 1998, 19.9% and 25.3%, respectively, of the Company's revenues were attributable to benefits administration services for active employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.


                                                                            Three months ended
                                                                               October 31,
                                                                               -----------
                                                                     1996                           1997
                                                                    ------                         ------
Revenue                                                             100.0%                         100.0%
Cost of services                                                     57.5                           57.9
Selling, general and administrative expenses                         20.7                           17.6
                                                                    -----                          -----

Operating income                                                     21.8                           24.5
Interest income                                                      18.9                            9.4
Income taxes                                                         15.6                           10.9
                                                                    -----                          -----

Net income                                                           25.1%                          23.0%
                                                                    =====                          =====

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

     Revenues increased $4.8 million, or 46.6%, to $15.2 million during the three months ended October 31, 1997 from $10.4 million in the three months ended October 31, 1996. Of the $4.8 million increase in revenues, $3.0 million was attributable to increased revenues from portability compliance services, $38,000 was attributable to increased revenues from retiree/inactive employee benefits administration and $1.8 million was due to increased revenues from active employee benefits administration.

     The increase in portability compliance revenues was primarily attributable to the addition of new customers and new service product offerings. New products pertain to clients having to comply with state-mandated continuation coverage health portability laws and the federally-mandated HIPAA law.

     The increase in active employee benefits administration revenues was primarily attributable to the addition of new customers obtained by the Company and new service product offerings in enrollment and eligibility administration.

     Cost of services increased $2.8 million, or 47.7%, to $8.8 million during the three months ended October 31, 1997 from $6.0 million during the three months ended October 31, 1996. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed and the transition and consolidation of certain operational duties into the Florida operations center. As a percentage of revenues, cost of services increased slightly to 57.9% from 57.5%.

     Selling, general and administrative expenses increased $500,000, or 24.6%, to $2.7 million during the three months ended October 31, 1997 from $2.2 million in the three months ended October 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased to 17.6% from 20.7% for the same periods. The decrease as a percentage of revenues resulted primarily from operating efficiencies from allocating expenses over a larger revenue base.

     Interest income decreased $.6 million to $1.4 million during the three months ended October 31, 1997 from $2.0 million in the three months ended October 31, 1996. This decrease is a result of less cash available for investing due to capital purchases and increased utilization of tax-free investment instruments which yield a lower interest rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

     Income taxes increased 3.2% to $1.7 million during the three months ended October 31, 1997 from $1.6 million during the three months ended October 31, 1996. The Company's effective tax rate decreased to 32.3% from 38.2% for the same period in the previous year. This decrease reflects the Company's greater utilization of tax-free investments as well as an approximately $75,000 one-time benefit relating to revision of prior year state income tax returns.

     As a result of the foregoing, the Company's net income increased $900,000, or 34.1%, to $3.5 million during the three months ended October 31, 1997 from $2.6 million in the three months ended October 31, 1996. Net income per share was $.13 for the quarter ended October 31, 1997 compared to $.09 for the corresponding prior year period, after adjustment for the February 1997 stock split.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended October 31, 1997, net cash provided by operating activities was $11.6 million compared to $3.2 million for the same period of fiscal 1997. As of October 31, 1997 and July 31, 1997, the Company's working capital and current ratio were $118.6 million and 5.0-to-1 and $127.8 million and 6.1-to-1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

     During the three months ended October 31, 1997, the Company's capital expenditures were $20.2 million.

     On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. No formal construction commitments presently exist for this proposed expansion. Management estimates that as of October 31, 1997, approximately $12.2 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

     The Company has a five-year, $15.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of a maximum of 2.25-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of October 31, 1997, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

     The Company believes that its cash, investments, cash flows from operations and funds available from its credit facility will be adequate to meet the Company's expected capital requirements for the foreseeable future.

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits

             10.14 Agreement for sale and purchase of property, dated October 2, 1997, by and between Florida Power Corporation (Seller) and ABR Properties, Inc. (Buyer) including commercial lease as of the same date.*

             27.1   Financial Data Schedule (for SEC use only)

--------------

             *Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1997.

      (b)    Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 1997                ABR INFORMATION SERVICES, INC.
                                       (Registrant)

                                       /s/ James P. O'Drobinak
                                       ------------------------------
                                       James P. O'Drobinak
                                       Senior Vice President
                                       and Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)