Form 10-Q
period 1998-01-31
ABR INFORMATION SERVICES INC
filed 1998-03-16
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended January 31, 1998

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


           For the transition period from             to
                                          -----------    ------------

                         Commission File Number: 0-24132


                         ABR INFORMATION SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


               Florida                             59-3228107
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

34125 U.S. Highway 19 North, Palm Harbor, Florida                34684-2141
-------------------------------------------------                ----------
       (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, including area code:             813-785-2819

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


Class:    Voting Common Stock, $.01 Par Value        Outstanding at March 9, 1998:               27,422,792

Class:    Nonvoting Common Stock, $.01 Par Value     Outstanding at March 9, 1998:               None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q




                                                                            Page
                                                                           Number

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Statements of Income for the three
                 and six months ended January 31, 1997 and 1998                3

             Consolidated Balance Sheets as of July 31, 1997 and
                 January 31, 1998                                              4

             Consolidated Statements of Cash Flows for the six months
                 ended January 31, 1997 and 1998                               5

             Notes to Consolidated Financial Statements                        6


   Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     9

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk       13


PART II.     OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders              14

   Item 6.   Exhibits and Reports on Form 8-K                                 15

             Signatures                                                       16

PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three months ended                     Six months ended
                                                       January 31,                          January 31,
                                                -----------------------------        ------------------------------
                                                    1997              1998              1997               1998
                                                -----------       -----------        -----------        -----------
Revenue                                         $11,714,389       $16,711,144        $22,103,582        $31,946,082

Operating expenses:
   Cost of services                               6,549,598         9,353,006         12,524,843         18,177,322
   Selling, general and administrative            2,368,084         3,313,379          4,515,024          5,988,527
                                                -----------       -----------        -----------        -----------
Operating income                                  2,796,707         4,044,759          5,063,715          7,780,233
                                                -----------       -----------        -----------        -----------
Other income:
   Interest income                                1,909,046         1,370,501          3,869,108          2,803,277
   Lease revenue, net                                     -         1,140,301                  -          1,140,301
                                                -----------       -----------        -----------        -----------
      Total other income                          1,909,046         2,510,802          3,869,108          3,943,578
                                                -----------       -----------        -----------        -----------

Income before income taxes                        4,705,753         6,555,561          8,932,823         11,723,811
Income taxes                                      1,769,288         2,404,586          3,384,995          4,071,876
                                                -----------       -----------        -----------        -----------

Net income                                      $ 2,936,465       $ 4,150,975        $ 5,547,828        $ 7,651,935
                                                ===========       ===========        ===========        ===========

Net income per share:
   Basic                                        $       .11       $       .15        $       .20        $       .28
                                                ===========       ===========        ===========        ===========

   Diluted                                      $       .11       $       .15        $       .20        $       .27
                                                ===========       ===========        ===========        ===========








        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               July 31, 1997   January 31, 1998
                                                                                 (Unaudited)
                                                              ---------------  ----------------

CURRENT ASSETS
   Cash and cash equivalents                                    $ 33,322,734      $ 34,513,809
   Investments                                                   108,499,196       107,553,794
   Accounts receivable, net                                        8,295,884        10,614,289
   Prepaid expenses and other                                      2,595,306         3,024,335
                                                                ------------      ------------

        Total current assets                                     152,713,120       155,706,227

LONG-TERM INVESTMENTS                                             14,128,644         4,812,131

PROPERTY AND EQUIPMENT, net                                       27,790,354        43,259,254

SOFTWARE DEVELOPMENT COSTS, net                                   11,767,211        17,348,217

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                       15,617,519        16,380,385
                                                                ------------      ------------

TOTAL ASSETS                                                    $222,016,848      $237,506,214
                                                                ============      ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $    613,138      $    788,566
   Accrued expenses                                                  512,035           695,164
   Customer account deposits                                      23,133,381        27,082,441
   Unearned revenue                                                  594,524           583,210
   Income taxes payable                                               20,770           733,934
                                                                ------------      ------------

     Total current liabilities                                    24,873,848        29,883,315
                                                                ------------      ------------


DEFERRED INCOME TAXES                                              3,047,243         5,785,059
                                                                ------------      ------------

SHAREHOLDERS' EQUITY
   Preferred Stock - authorized 2,000,000 shares of
     $.01 par value; no shares issued                                     --                --
   Common Stock - authorized, 100,250,000
     shares of $.01 par value; issued and outstanding,
     27,376,356 and 27,403,542 shares, respectively                  273,763           274,035
   Additional paid in capital                                    170,459,157       170,549,033
   Retained earnings                                              23,362,837        31,014,772
                                                                ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                                       194,095,757       201,837,840
                                                                ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $222,016,848      $237,506,214
                                                                ============      ============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended
                                                                                      January 31,
                                                                         -------------------------------------
                                                                              1997                     1998
                                                                         -------------           -------------
Cash flows from operating activities:
  Net income                                                             $   5,547,828           $   7,651,935
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and other amortization                                   1,259,182               2,106,025
       Amortization of software                                                231,042                 766,581
       Deferred income taxes                                                   877,240               2,737,816
       Provision for losses on accounts receivable                              11,517                  18,000
       Tax benefit related to exercise of certain stock options                 56,606                      --
     Change in operating assets and liabilities:
       Accounts receivable                                                  (1,287,727)             (2,336,405)
       Prepaid expenses and other                                             (826,760)               (429,029)
       Other assets                                                              3,737                 (56,552)
       Accounts payable                                                        (42,551)                175,428
       Accrued expenses                                                        300,059                 183,129
       Unearned revenue                                                        (47,991)                (11,314)
       Customer account deposits                                               882,274               3,949,060
       Income taxes payable                                                    (77,208)                713,164
                                                                         -------------           -------------

         Net cash provided by operating activities                           6,887,248              15,467,838
                                                                         -------------           -------------

Cash flows from investing activities:
  Additions to investments                                                (265,579,923)           (341,101,076)
  Maturity of investments                                                  281,578,092             351,362,991
  Additions to property and equipment                                       (5,038,339)            (17,132,923)
  Additions to software development costs                                   (2,226,125)             (6,347,587)
  Cash paid for acquisition, net                                              (863,053)             (1,148,316)
                                                                         -------------           -------------

      Net cash provided by (used in) investing activities                    7,870,652             (14,366,911)
                                                                         -------------           -------------


Cash flows from financing activities:
  Exercise of common stock options                                             604,980                  90,148
                                                                         -------------           -------------

      Net cash provided by financing activities                                604,980                  90,148
                                                                         -------------           -------------

Net increase in cash and cash equivalents                                   15,362,880               1,191,075

Cash and cash equivalents at beginning of year                              14,088,396              33,322,734
                                                                         -------------           -------------

Cash and cash equivalents at end of period                               $  29,451,276           $  34,513,809
                                                                         =============           =============


        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1998


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

     ABR Information Services, Inc. (the "Company") is a leading provider of comprehensive benefits administration, compliance and information services to employers seeking to outsource their benefits administration functions. The Company believes it is the largest provider of COBRA (the "Consolidated Omnibus Reconciliation Act") compliance services. COBRA is a federally mandated law related to the portability of employee group health insurance. Additionally, the Company provides compliance services related to the federally mandated Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The Company provides portability (COBRA and HIPAA) services through the trade name CobraServSM.

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

     The Company provides information and support services to more than 25,000 employers, ranging in size from 2 to 200,000 employees, including approximately 100 of the Fortune 500 companies, insurance companies and other employers. The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,000 people in marketing/operations centers in Florida, New Jersey, Virginia and California. The Company's operations are in a single business segment, the information services business. Effective September 8, 1997, the Company consolidated a number of its subsidiaries into one operating subsidiary called ABR Benefits Services, Inc.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of January 31, 1998 and for the three and six months ended January 31, 1998 and January 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of results that may be expected for the year ending July 31, 1998. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1996 and 1997, and for each of the three years in the period ended July 31, 1997, included in the Company's 1997 Annual Report to Shareholders.

      During the period ended January 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128). This Standard became effective for financial statements issued after December 15, 1997 and eliminates primary and fully diluted income per share and replaces them with basic and diluted income per share. Accordingly, all income per share amounts for the prior periods presented have been restated to conform to the new Standard (see Note C).

NOTE C - NET INCOME PER COMMON SHARE

      The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:

                                                              Three months ended                  Six months ended
                                                                 January 31,                        January 31,
                                                          ----------------------------       ----------------------------
                                                             1997              1998             1997              1998
                                                          -----------      -----------       -----------      -----------
Basic
Net income (numerator):
      Net income available to common stockholders         $ 2,936,465      $ 4,150,975       $ 5,547,828      $ 7,651,935
                                                          ===========      ===========       ===========      ===========

Shares (denominator):
      Weighted average shares                              27,317,897       27,396,114        27,265,634       27,388,357
                                                          ===========      ===========       ===========      ===========

Basic per share earnings                                  $       .11      $       .15       $       .20      $       .28
                                                          ===========      ===========       ===========      ===========

Diluted:
Net income (numerator):
      Net income available to common stockholders         $ 2,936,465      $ 4,150,975       $ 5,547,828      $ 7,651,935
                                                          ===========      ===========       ===========      ===========

Shares (denominator):
      Weighted average shares                              27,317,897       27,396,114        27,265,634       27,388,357
      Effect of dilutive stock options                        569,678          485,486           682,817          499,248
                                                          -----------      -----------       -----------      -----------
      Adjusted weighted average shares                     27,887,575       27,881,600        27,948,451       27,887,605
                                                          ===========      ===========       ===========      ===========

Diluted per share earnings                                $       .11      $       .15       $       .20      $       .27
                                                          ===========      ===========       ===========      ===========

Options not included in diluted income per share
     because exercise price was greater than average
     market price:  First Quarter                                 N/A              N/A                 0          815,834
                    Second Quarter                              2,000          921,418             2,000          921,418

Price Range                                                    $34.33       $24.08 to             $34.33       $24.08  to
                                                                                $34.33                             $34.33

These options which expire on various dates through 2007 were still outstanding at January 31, 1998.

NOTE D - COMMITMENTS

      On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. Although no formal construction commitments exist for this facility, the Company expects to spend approximately $20 million to expand and renovate the facility over the next three years. The Company expects to occupy portions of this facility starting in calendar 1998. The former owner of the facility has signed a short-term agreement to lease back portions of the campus, prior to the Company occupying the entire facility in approximately 2000. The Company's lease revenue on the campus is dependent upon the amount of square footage being utilized by the former owner and is recorded net of the direct expenses of operating the facility.

      The Company estimates that as of January 31, 1998, approximately $9.1 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete currently defined software projects.

NOTE E - BUSINESS ACQUISITIONS

      On December 15, 1995, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Bullock Associates, Inc. ("Bullock"), for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. During fiscal 1997 and 1998, $863,053 and $1,136,947, respectively, of this additional amount was paid for the attainment of these revenue requirements. Bullock, now part of ABR Benefits Services, Inc., is located in Princeton, New Jersey and provides COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration services, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

      On February 26, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Charing Company, Inc. ("Charing") for $7.5 million in cash and an additional amount to be paid contingent upon future earnings. Charing is located in Wisconsin and provides retirement plan administration, Section 125 administration, consulting services and comprehensive employee benefits statement reporting. The results of operations of Charing will be included in the Company's results of operations as of February 1, 1998. Goodwill resulting from the acquisition will be amortized over a period of 25 years on a straight-line method.

      On February 27, 1998, the Company, in an acquisition accounted for as a purchase, acquired all the outstanding capital stock of Matthews, Malone & Associates, Ltd. ("Matthews/Malone") for $2.9 million in cash and an additional amount to be paid contingent upon future earnings. Matthews/Malone is located in Arizona and provides defined benefit and defined contribution plan services as well as Section 125 administration and non-qualified plan administration services. The results of operations of Matthews/Malone will be included in the Company's results of operations as of February 1, 1998. Goodwill resulting from the acquisition will be amortized over a period of 25 years on a straight-line method.

      The Company has not provided pro forma financial information with respect to the Charing and Matthews/Malone acquisitions as they are not significant acquisitions.

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

OVERVIEW

     The Company's operating revenues currently are generated from three sources: portability compliance services, administration services with respect to benefits provided to retirees and inactive employees, and administration services with respect to benefits provided to active employees. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida operations center.

     The first source of the Company's revenue is providing portability compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of qualifying event (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act") or HIPAA (the "Health Insurance Portability and Accountability Act of 1996")) and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to COBRA, HIPAA or state mandated continuation coverage health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates revenues from customers for additional compliance and healthcare administration services, both on a one-time and continuous basis. During the first six months of fiscal 1997 and 1998, 62.2% and 60.0%, respectively, of the Company's revenues were attributable to portability compliance services.

     The second source of the Company's service revenue is providing administration services with respect to benefits provided to retirees and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. During the first six months of fiscal 1997 and 1998, 16.0% and 11.6%, respectively, of the Company's revenues were attributable to administration services for retirees and inactive employees.

     The third source of the Company's service revenue is providing administration services with respect to benefits provided to active employees, including open enrollment, employee enrollment and eligibility, QDRO ("Qualified Domestic Relations Order") administration, flexible spending account administration, 401(k) plan administration, and other pension services. During the first six months of fiscal 1997 and 1998, 21.8% and 28.4%, respectively, of the Company's revenues were attributable to benefits administration services for active employees.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


YEAR 2000 MATTERS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. In 1996, the Company initiated the process of modifying existing software programs to become year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed as incurred.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than March 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at approximately $225,000 and is being funded through operating cash flows and is not expected to have a material effect on the results of operations.

     The cost of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.

                                                       Three months ended                       Six months ended
                                                           January 31,                            January 31,
                                                    ------------------------                -----------------------
                                                     1997              1998                  1997             1998
                                                    ------            ------                ------           ------

Revenue                                             100.0%            100.0%                100.0%           100.0%
Cost of services                                    (55.9)            (56.0)                (56.7)           (56.9)
Selling, general and administrative expenses        (20.2)            (19.8)                (20.4)           (18.7)
                                                    -----             -----                 -----            -----

Operating income                                     23.9              24.2                  22.9             24.4
Interest income                                      16.3               8.2                  17.5              8.8
Lease revenue, net                                    -                 6.8                   -                3.5
Income taxes                                        (15.1)            (14.4)                (15.3)           (12.7)
                                                    -----             -----                 -----            -----

Net income                                           25.1%             24.8%                 25.1%            24.0%
                                                    =====             =====                 =====            =====

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     Revenues increased $5.0 million, or 42.7%, to $16.7 million during the three months ended January 31, 1998 from $11.7 million during the three months ended January 31, 1997. Of the $5.0 million increase in revenues, $2.3 million was attributable to increased revenues from portability compliance services, $128,000 was attributable to increased revenues from retiree/inactive employee benefits administration and $2.6 million was due to increased revenues from active employee benefits administration.

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

     The increase in active employee benefits administration revenues was primarily attributable to the addition of new customers obtained by the Company and new service product offerings in enrollment and eligibility administration and qualified retirement plan services.

     Cost of services increased $2.9 million, or 42.8%, to $9.4 million during the three months ended January 31, 1998 from $6.5 million during the three months ended January 31, 1997. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed and the transition and consolidation of certain operational duties into the Florida operations center. As a percentage of revenues, the 1998 cost of services increased slightly to 56.0% from 55.9% in the previous year.

     Selling, general and administrative expenses increased $.9 million, or 39.9%, to $3.3 million during the three months ended January 31, 1998 from $2.4 million during the three months ended January 31, 1997. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 19.8% from 20.2% for the corresponding periods.

     Interest income decreased $.5 million to $1.4 million during the three months ended January 31, 1998 from $1.9 million during the three months ended January 31, 1997. This decrease was the result of less cash available for investing due to capital purchases, increased utilization of tax-free investment instruments which yield a lower stated interest rate, and an overall decline in short-term interest rates.

     Lease revenue increased to $1.1 million for the three months ended January 31, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1998 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in 2000.

     Income taxes increased 35.9% to $2.4 million during the three months ended January 31, 1998 from $1.8 million during the three months ended January 31, 1997. The Company's effective tax rate decreased to 36.7% for the three months ended January 31, 1998 from 37.6% for the corresponding period in the previous year. This decrease reflected the Company's greater utilization of tax-free investments.

     As a result of the foregoing, the Company's net income increased $1.2 million, or 41.4%, to $4.2 million during the three months ended January 31, 1998 from $2.9 million in the three months ended January 31, 1997. Basic and diluted net income per share was $.15 for the quarter ended January 31, 1998 as compared to $.11 (basic and diluted) for the corresponding prior year period, after adjustment for the Company's 2-for-1 stock split in February 1997.

SIX MONTHS ENDED JANUARY 31, 1998 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1997

     Revenues increased $9.8 million, or 44.5%, to $31.9 million in the six months ended January 31, 1998 from $22.1 million in the corresponding period of 1997. Of the $9.8 million increase in revenues, $5.3 million was attributable to increased revenues from portability compliance services, $166,000 was attributable to increased revenues from retiree/inactive employee benefits administration and $4.3 million was due to increased revenues from active employee benefits administration.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


     The increase in active employee benefits administration revenues was primarily attributable to the addition of new customers obtained by the Company and new service product offerings in enrollment and eligibility administration and qualified retirement plan services.

     Cost of services increased $5.7 million, or 45.1%, to $18.2 million during the six months ended January 31, 1998 from $12.5 million during the six months ended January 31, 1997. As a percentage of revenues, cost of services increased slightly to 56.9% from 56.7% for the corresponding period of 1997.

     Selling, general and administrative expenses increased $1.5 million, or 32.6%, to $6.0 million during the six months ended January 31, 1998 from $4.5 million during the six months ended January 31, 1997. As a percentage of service revenues, selling, general and administrative expense decreased to 18.7% during the six months ended January 31, 1998 from 20.4% during the six months ended January 31, 1997. The decrease as a percent of revenues resulted primarily from allocating expenses over an increasingly larger revenue base.

     Interest income decreased $1.1 million to $2.8 million during the six months ended January 31, 1998 from $3.9 million during the six months ended January 31, 1997. This decrease was the result of less cash available for investing due to capital purchases, increased utilization of tax-free investment instruments which yield a lower interest rate and an overall decline in short-term interest rates.

     Lease revenue increased to $1.1 million during the six months ended January 31, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1998 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in 2000.

     Income taxes increased 20.3% to $4.1 million during the six months ended January 31, 1998 from $3.4 million during the six months ended January 31, 1997. The Company's effective tax rate decreased to 34.7%, for the six months ended January 31, 1998 from 37.9% for the corresponding period in the previous year primarily due to greater utilization of tax-free investments.

     As a result of the foregoing, the Company's net income increased $2.1 million, or 37.9%, to $7.7 million during the six months ended January 31, 1998 from $5.6 million during the six months ended January 31, 1997. Basic and diluted net income per share were $.28 and $.27, respectively, for the six months ended January 31, 1998 as compared to $.20 (basic and diluted) for the corresponding prior year period after adjustment for the Company's 2-for-1 stock split in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended January 31, 1998, net cash provided by operating activities was $15.5 million as compared to $6.9 million for the corresponding period of fiscal 1997. As of January 31, 1998 and July 31, 1997, the Company's working capital and current ratio were $125.8 million and 5.2-to-1 and $127.8 million and 6.1-to-1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

     During the six months ended January 31, 1998, the Company's capital expenditures were $23.5 million.

     On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. Although no formal construction commitments exist for this facility, the Company expects to spend approximately $20 million to expand and renovate the facility over the next three years. Management estimates that as of January 31, 1998, approximately $9.1 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


     The Company has a two-year, $15.0 million unsecured credit facility with a financial institution. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the prime rate or, at the Company's option, to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 1% and 2% based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of a maximum of 2.25-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of January 31, 1998, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility. This facility expires in March 1998. The Company presently intends to renew and increase the amount of the facility, although no assurance can be given that the Company can or will do so.

     The Company believes that its cash, investments, cash flows from operations and funds available from its credit facility will be adequate to meet the Company's expected capital requirements for the foreseeable future.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's 1997 Annual Meeting of Shareholders held on December 5, 1997, two matters were submitted to a vote of shareholders. Suzanne M. MacDougald and Peter A. Sullivan were elected as directors of the Company for terms expiring in 2000. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                        Shares Withholding
        Name of Nominee          Shares Voted For           Authority
     ---------------------       ----------------       -------------------

     Suzanne M. MacDougald          24,097,183               114,221
       Peter A. Sullivan            24,100,183               111,221


     The following table sets forth the other directors of the Company whose terms of office continued after the 1997 annual meeting of the shareholders:


                   Name of Director                  Term Expires
                ------------------------            ---------------

                    Mark M. Goldman                      1998
                  James E. MacDougald                    1999
                  Thomas F. Costello                     1999


     Second, the Company's shareholders approved the ABR Information Services, Inc. 1997 Employee Stock Option Plan. The following table sets forth certain information with respect to the vote on such matter:


      Shares Voted            Shares Voted
          For                    Against                     Abstentions
     ---------------         ----------------               ---------------

       15,199,349               2,727,357                     1,411,512

PART II.  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits

             10.15 Stock purchase agreement dated February 26, 1998 and effective February 1, 1998, by and among ABR Information Services, Inc. and the shareholders of Charing Company, Inc.

             10.16 Stock purchase agreement dated February 27, 1998 and effective February 1, 1998, by and among ABR Information Services, Inc., Matthews, Malone & Associates, Ltd. and the shareholders of Matthews, Malone & Associates, Ltd.

             27.1   Financial Data Schedule - six months (Edgar Version Only)

             27.2   Financial Data Schedule - nine months (Edgar Version Only)

             27.3   Financial Data Schedule - year (Edgar Version Only)


      (b)    Reports on Form 8-K

             None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 1998                ABR INFORMATION SERVICES, INC.
                                    (Registrant)




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