Form 10-Q
period 1998-04-30
ABR INFORMATION SERVICES INC
filed 1998-06-12
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended April 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              For the transition period from           to
                                             ---------    ----------


                        Commission File Number: 0-24132


                         ABR INFORMATION SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                Florida                                      59-3228107
                -------                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organizations)                      Identification No.)

34125 U.S. Highway 19 North, Palm Harbor, Florida            34684-2141
-------------------------------------------------            ----------
     (Address of Principal Executive Office)                 (Zip Code)

Registrant's Telephone Number, including area code:         813-785-2819

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

Class:    Voting Common Stock, $.01 Par Value          Outstanding at June 10, 1998:      28,694,070

Class:    Nonvoting Common Stock, $.01 Par Value       Outstanding at June 10, 1998:      None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q

                                                                             Page
                                                                            Number
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statements of Income for the three
               and nine months ended April 30, 1997 and 1998                    3

          Consolidated Balance Sheets as of July 31, 1997 and
               April 30, 1998                                                   4

          Consolidated Statements of Cash Flows for the nine months
               ended April 30, 1997 and 1998                                    5

          Notes to Consolidated Financial Statements                            6

 Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        9

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk           13

PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                            13

 Item 6.  Exhibits and Reports on Form 8-K                                     14

          Signatures                                                           15


PART I. FINANCIAL INFORMATION

Item 1.


                         ABR INFORMATION SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                      Three months ended                      Nine months ended
                                                                           April 30,                               April 30,
                                                                 ---------------------------             ---------------------------
                                                                   1997*              1998                  1997*           1998*
                                                                 ------------    -----------             -----------     -----------
Revenue                                                          $15,078,827     $20,984,286             $40,954,409     $57,796,368

Operating expenses:
     Cost of services                                              8,941,815      11,633,197              24,140,658      33,138,519
     Selling, general and administrative                           2,904,203       4,013,870               8,340,227      11,213,397
     Acquisition costs                                                    --         440,022                      --         440,022
                                                                 -----------     -----------             -----------     -----------

Operating income                                                   3,232,809       4,897,197               8,473,524      13,004,430
                                                                  ----------     -----------             -----------     -----------
Other income:
     Interest income                                               1,635,135       1,239,015               5,504,243       4,042,292
     Lease revenue, net                                                   --         864,639                      --       2,004,940
                                                                 -----------     -----------             -----------     -----------
          Total other income                                       1,635,135       2,103,654               5,504,243       6,047,232
                                                                 -----------     -----------             -----------     -----------

Income before income taxes                                         4,867,944       7,000,851              13,977,767      19,051,662
Income taxes                                                       1,711,309       2,427,974               5,158,254       6,614,300
                                                                 -----------     -----------             -----------     -----------

Net income                                                       $ 3,156,635     $ 4,572,877             $ 8,819,513     $12,437,362
                                                                 ===========     ===========             ===========     ===========

Net income per share:
     Basic                                                       $       .11     $       .16             $       .31     $       .43
                                                                 ===========     ===========             ===========     ===========

     Diluted                                                     $       .11     $       .16             $       .30     $       .43
                                                                 ===========     ===========             ===========     ===========

*Restated for the effect of the pooling of Business Computer Services, Inc.





       The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                            July 31, 1997*       April 30, 1998
                                                            --------------       --------------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents, net                             $ 34,286,493         $ 25,937,415
  Investments                                                 110,198,759          115,753,334
  Accounts receivable, net                                      8,283,527           12,755,393
  Prepaid expenses and other                                    2,633,260            3,104,822
                                                             ------------         ------------

    Total current assets                                      155,402,039          157,550,964

LONG-TERM INVESTMENTS                                          14,128,644            4,801,778

PROPERTY AND EQUIPMENT, net                                    28,290,154           45,191,151

SOFTWARE DEVELOPMENT COSTS, net                                11,767,211           19,767,804

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                    15,617,519           26,398,587
                                                             ------------         ------------

TOTAL ASSETS                                                 $225,205,567         $253,710,284
                                                             ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $    760,161         $    655,701
  Accrued expenses                                              1,872,432            4,048,261
  Customer account deposits                                    23,133,381           31,555,545
  Unearned revenue                                                594,524               24,195
  Income taxes payable                                             52,520            1,229,531
                                                             ------------         ------------

    Total current liabilities                                  26,413,018           37,513,233
                                                             ------------         ------------

DEFERRED INCOME TAXES                                           3,312,969            7,307,309
                                                             ------------         ------------

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 2,000,000 shares of
    $.01 par value; no shares issued                                   --                   --
  Common Stock - authorized 100,250,000
    shares of $.01 par value; issued and outstanding,
    28,574,364 and 28,691,792 shares, respectively                285,744              286,918
  Additional paid in capital                                  171,359,690          172,331,316
  Retained earnings                                            23,834,146           36,271,508
                                                             ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                                    195,479,580          208,889,742
                                                             ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $225,205,567         $253,710,284
                                                             ============         ============

* Restated for the effect of the pooling of Business Computer Services, Inc.

        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine months ended
                                                                                 April 30,
                                                                      ------------------------------
                                                                          1997              1998
                                                                      -------------    -------------
Cash flows from operating activities:
  Net income                                                          $   8,819,513    $  12,437,362
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and other amortization                                 2,107,163        3,658,247
      Amortization of software                                              417,845        1,276,182
      Deferred income taxes                                               1,055,490        3,994,339
      Provision for losses on accounts receivable                            17,318           28,241
      Tax benefit related to exercise of certain stock options               56,606               --
    Change in operating assets and liabilities:
      Accounts receivable                                                (3,600,657)      (4,500,107)
      Prepaid expenses and other                                           (881,774)        (471,562)
      Other assets                                                          (24,362)         (60,880)
      Accounts payable                                                    1,313,408         (104,460)
      Accrued expenses                                                    1,118,238        2,175,829
      Unearned revenue                                                      (49,822)        (570,329)
      Customer account deposits                                           2,937,142        8,422,164
      Income taxes payable                                                   62,389        1,177,011
                                                                      -------------    -------------

        Net cash provided by operating activities                        13,348,497       27,462,037
                                                                      -------------    -------------
Cash flows from investing activities:
  Additions to investments                                             (317,068,724)    (496,565,700)
  Maturity of investments                                               335,761,414      500,337,992
  Additions to property and equipment                                   (10,692,685)     (19,768,415)
  Additions to software development costs                                (4,177,154)      (9,276,775)
  Cash paid for acquisitions, net                                          (860,315)     (11,511,017)
                                                                      -------------    -------------

        Net cash provided by (used in) investing activities               2,962,536      (36,783,915)
                                                                      -------------    -------------

Cash flows from financing activities:
  Exercise of common stock options                                          652,217          972,800
                                                                      -------------    -------------

        Net cash provided by financing activities                           652,217          972,800
                                                                      -------------    -------------

Net increase (decrease) in cash and cash equivalents                     16,963,250       (8,349,078)


Cash and cash equivalents at beginning of year                           14,449,390       34,286,493
                                                                      -------------    -------------

Cash and cash equivalents at end of period                            $  31,412,640    $  25,937,415
                                                                      =============    =============


* Restated for the effect of the pooling of Business Computer Services, Inc.

        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1998

NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

     ABR Information Services, Inc. (the "Company"), through its wholly-owned subsidiaries, ABR Benefits Services, Inc., Charing Company, Inc., Matthews, Malone & Associates, Ltd. and Business Computer Services, Inc., is a leading provider of comprehensive benefits administration, payroll, and human resource services to employers seeking to outsource these functions. The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida operations center through its wholly-owned subsidiary, ABR Properties, Inc.

     The Company provides outsourced benefits administration, payroll, and human resource services to more than 30,000 employers, ranging in size from 20 to 200,000 employees, including approximately 100 of the Fortune 500 companies. ABR provides portability (COBRA and HIPAA) services through the trade name CobraServ(SM) and payroll and tax deposit services through the trade name PayAmerica(SM). The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,400 people in marketing/operations centers in Florida, New Jersey, Virginia, Maryland, California, Wisconsin and Arizona. The Company's operations are in a single business segment, the information services business.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of April 30, 1998 and for the three and nine months ended April 30, 1998 and April 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of results that may be expected for the year ending July 31, 1998. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1996 and 1997, and for each of the three years in the period ended July 31, 1997, included in the Company's 1997 Annual Report to Shareholders.

     As discussed in Note E, the Company's historical financial statements have been restated to reflect the pooling of Business Computer Services, Inc. in April 1998.

     The Company presents Cash and Cash Equivalents net of tax deposits held for future payment on behalf of its payroll customers. The amount of such tax deposits netted against Cash and Cash Equivalents was approximately $42.2 million and $21.3 million at April 30, 1998 and July 31, 1997, respectively.

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128). This Standard became effective for financial statements issued after December 15, 1997 and eliminates primary and fully diluted income per share and replaces them with basic and diluted income per share. Accordingly, all income per share amounts for the prior periods presented have been restated to conform to the new standard (see Note
C).

NOTE C - NET INCOME PER COMMON SHARE

     The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:

                                                                      Three months ended                 Nine months ended
                                                                           April 30,                          April 30,
                                                                 ---------------------------        ---------------------------
                                                                     1997            1998               1997            1998
                                                                 -----------    ------------        -----------    ------------
Basic
Net income (numerator):
     Net income available to common shareholders                $ 3,156,635     $ 4,572,877         $ 8,819,513    $ 12,437,362
                                                                ===========     ===========         ===========    ============
Shares (denominator):
     Weighted average shares                                     28,571,417      28,632,398          28,499,567      28,601,372
                                                                ===========     ===========         ===========    ============

Basic per share earnings                                        $       .11     $       .16         $       .31    $        .43
                                                                ===========     ===========         ===========    ============

Diluted
Net income (numerator):
     Net income available to common shareholders                $ 3,156,635     $ 4,572,877         $ 8,819,513    $ 12,437,362
                                                                ===========     ===========         ===========    ============
Shares (denominator):
     Weighted average shares                                     28,571,417      28,632,398          28,499,567      28,601,372
     Effect of dilutive stock options                               435,212         473,908             600,282         485,952
                                                                -----------     -----------         -----------     -----------
     Adjusted weighted average shares                            29,006,629      29,106,306          29,099,849      29,087,324
                                                                ===========     ===========         ===========    ============

Diluted per share earnings                                      $       .11     $       .16         $       .30    $        .43
                                                                ===========     ===========         ===========    ============
Options not included in diluted income per share
     because exercise price was greater than average
     market price:  First Quarter                                       N/A             N/A                   0         815,834
                    Second Quarter                                    2,000         921,418               2,000         921,418
                    Third Quarter                                   512,771          62,000             423,771           2,000

Price Range                                                     $  22.37 to     $  27.84 to         $  26.64 to    $      34.33
                                                                $     34.33     $     34.33         $     34.33    $


The options which expire on various dates through 2007 were still outstanding at April 30, 1998.

NOTE D - COMMITMENTS

     On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million to expand and renovate the facility over the next three years. The Company expects to occupy portions of this facility starting in calendar 1999. The former owner of the facility has signed a short-term agreement to lease back portions of the campus, prior to the Company occupying the entire facility in approximately 2000. The Company's lease revenue on the campus is dependent upon the amount of square footage being utilized by the former owner and is recorded net of the direct expenses of operating the facility.

     The Company estimates that as of April 30, 1998, approximately $14.0 million will be required in order of the company to purchase additional equipment, furniture and hardware, and to complete currently defined software projects.

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

     On February 26, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Charing Company, Inc. ("Charing") for $7.5 million in cash and an additional amount to be paid contingent upon future earnings. Charing is located in Wisconsin and provides qualified plan administration, Section 125 administration, consulting services and comprehensive employee benefits statement reporting. The results of operations of Charing are included in the Company's results of operations as of February 1, 1998. Goodwill of approximately $7.5 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method.

     On February 27, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Matthews, Malone & Associates, Ltd. ("Matthews/Malone.") for $2.9 million in cash and an additional amount to be paid contingent upon future earnings. Matthews/Malone is located in Arizona and provides defined benefit and defined contribution plan administration services as well as Section 125 administration and non-qualified plan administration services. The results of operations of Matthews/Malone are included in the Company's results of operations as of February 1, 1998. Goodwill of approximately $2.5 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method.

     The Company has not provided pro froma financial information with respect to the Charing and Matthews/Malone acquisitions as they are not significant acquisitions.

     On April 30, 1998, the Company acquired all of the outstanding capital stock of Business Computer Services, Inc./dba PayAmerica ("PayAmerica") in exchange for 1,198,008 shares of the Company's voting common stock. In connection with this transaction, approximately $440,022 of acquisitions costs were accrued and charged to expense during the quarter ended April 30, 1998. PayAmerica is located in MacLean, Virginia and has offices in Maryland and New Jersey. PayAmerica provides payroll and tax deposit services, along with human resource administration services.

     The acquisition of PayAmerica was accounted for as a pooling of interests. Accordingly, the Company's accompanying historical financial statements have been restated to include the accounts and operations of PayAmerica for all periods prior to the acquisition, including restating the Company's retained earnings at July 31, 1996 to reflect the difference between the par value of the Company Stock issued and the total shareholders' equity of PayAmerica at the time.

     Restated results of the combined entities for previously reported periods are as follows:


                                          Three months ended             Nine months ended              Six months ended
                                           April 30, 1997                  April 30, 1997               January 31, 1998
                                   -------------------------------------------------------------------------------------------
                                      Previously                      Previously                   Previously
                                       Reported       As Restated      Reported    As Restated      Reported       As Restated
                                   -------------------------------------------------------------------------------------------
Revenue                              $13,188,827      $15,078,827     $35,292,409   $40,954,409     $31,946,082    $36,812,082
                                     ===========      ===========     ===========   ===========     ===========    ===========

Net Income                           $ 3,184,585      $ 3,156,635     $ 8,732,413   $ 8,819,513     $ 7,651,935    $ 7,864,485
                                     ===========      ===========     ===========   ===========     ===========    ===========

Earnings per Share - Diluted         $       .12      $       .11     $       .32   $       .30     $       .27    $       .27
                                     ===========      ===========     ===========   ===========     ===========    ===========

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

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in the following discussion and analysis that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve a number of risks and uncertainties and are based on information available to the Company on the date hereof. The Company assumes no obligations to update any such forward-looking statements.

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Form 10-Q.

OVERVIEW

     The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida operations center through its wholly-owned subsidiary, ABR Properties, Inc.

     The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") or state-mandated continuation coverage, health portability law compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of portability qualifying event and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are provided both on a one-time and continuous basis. During the first nine months of fiscal 1997 and 1998, 83.6% and 81.1%, respectively, of the Company's revenues were attributable to employee health and welfare administration services.

     The second source of the Company's revenue is providing employee qualified plan administration services, including 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order ("QDRO") administration. During the first nine months of fiscal 1997 and 1998, 1.8% and 5.8%, respectively, of the Company's revenues were attributable to employee qualified retirement plans administration.

     The third source of the Company's revenue is providing payroll and human resource administration services, including tax deposit services and integrated human resource solutions. During the first nine months of fiscal 1997 and 1998, 14.6% and 13.1%, respectively, of the Company's revenues were attributable to payroll and human resource administration services.

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

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than March 1999, which is prior to any anticipated impact on its operating systems. The remaining cost of the Year 2000 project is estimated at approximately $150,000 and is being funded through operating cash flows and is not expected to have a material effect on the results of operations.

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

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems and in turn, the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.

                                                      Three months ended            Nine months ended
                                                           April 30,                    April 30,
                                                  --------------------------    --------------------------
                                                      1997           1998           1997           1998
                                                  ------------   -----------    ------------   -----------
Revenue                                              100.0%         100.0%         100.0%         100.0%
Cost of Services                                     (59.3)         (55.4)         (58.9)         (57.3)
Selling, general and administrative expenses         (19.3)         (19.2)         (20.4)         (19.4)
Acquisition costs                                       --           (2.1)            --            (.8)
                                                     -----          -----          -----          -----

Operating income                                      21.4           23.3           20.7           22.5
Interest income                                       10.8            5.9           13.4            7.0
Lease revenue, net                                      --            4.1             --            3.4
Income taxes                                         (11.3)         (11.5)         (12.6)         (11.4)
                                                     -----          -----          -----          -----

Net income                                            20.9%          21.8%          21.5%          21.5%
                                                     =====          =====          =====          =====

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

     The Company's results of operations for the three months ended April 30, 1997 were restated to reflect the acquisition of Business Computer Services, Inc. (d/b/a PayAmerica) on April 30, 1998, which was accounted for as a pooling of interests.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

     Revenues increased $5.9 million, or 39.1%, to $21.0 million during the three months ended April 30, 1998 from $15.1 million during the three months ended April 30, 1997. Of the $5.9 million increase in revenues, $3.1 million was attributable to increased employee health and welfare administration revenues, $2.3 million was attributable to increased employee qualified plan administration revenues and $.5 million was due to increased revenues from payroll and human resource administration services. For the quarter ended April 30, 1998, health and welfare administration revenue was $15.9 million, qualified plan administration revenue was $2.6 million, and payroll and human resource administration revenue was $2.5 million.

     The increase in employee health and welfare administration revenue was primarily attributable to the addition of new customers and new service product offerings related to the federally-mandated HIPAA law. The increase in employee qualified retirement plans administration revenue was primarily attributable to the two new subsidiaries acquired by the Company effective February 1, 1998. The increase in payroll and human resource administration revenue was primarily attributable to the addition of new customers.

     Cost of services increased $2.7 million, or 30.3%, to $11.6 million during the three months ended April 30, 1998 from $8.9 million during the three months ended April 30, 1997. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed, the transition and consolidation of certain operations duties into the Florida operations center and the addition of two subsidiaries during the quarter ended April 30, 1998. As a percentage of revenues, the 1998 cost of services decreased to 55.4% from 59.3% in the previous year. The decrease as a percent of revenues resulted primarily from allocating expenses over an increasingly larger revenue base.

     Selling, general and administrative expenses increased $1.1 million, or 37.9%, to $4.0 million during the three months ended April 30, 1998 from $2.9 million during the three months ended April 30, 1997. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and the acquisition of two subsidiaries during the quarter ended April 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 19.2% from 19.3% in the previous year.

     Acquisition costs increased to $440,022 during the three months ended April 30, 1998 from $0 for the three months ended April 30, 1997. The expenses relate to acquisition costs associated with the acquisition of Business Computer Services, Inc. (d/b/a PayAmerica), on April 30, 1998, which has been accounted for as a pooling of interests.

     Interest income decreased $.4 million to $1.2 million during the three months ended April 30, 1998 from $1.6 million during the three months ended April 30, 1997. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions of two new subsidiaries, increased utilization of tax-free investment instruments which yield a lower stated interest rate, and an overall decline in short-term interest rates.

     Lease revenue increased to $.9 million for the three months ended April 30, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1999 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in 2000.

     Income taxes increased 41.2% to $2.4 million during the three months ended April 30, 1998 from $1.7 million during the three months ended April 30, 1997. The company's effective tax rate decreased slightly to 34.7% for the three months ended April 30, 1998 from 35.2% for the corresponding period in the previous year. This decrease reflected the Company's greater utilization of tax-free investments.

     As a result of the foregoing, the Company's net income increased $1.4 million, or 43.8%, to $4.6 million during the three months ended April 30, 1998 from $3.2 million during the three months ended April 30, 1997. Basic and diluted net income per share was $.16 for the quarter ended April 30, 1998 as compared to $.11 (basic and diluted) for the corresponding prior year period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

     The Company's results of operations for the nine months ended April 30, 1998 and 1997 were restated to reflect the acquisition of Business Computer Services, Inc. (d/b/a PayAmerica) on April 30, 1998, which was accounted for as a pooling of interests.

     Revenues increased $16.8 million, or 41.0%, to $57.8 million during the nine months ended April 30, 1998 from $41.0 million in the corresponding period of 1997. Of the $16.8 million increase in revenues, $12.7 million was attributable to increased employee health and welfare administration revenues, $2.6 million was attributable to increased employee qualified plan administration revenues and $1.5 million was due to increased revenues from payroll and human resource administration services. For the nine months ended April 30, 1998, health and welfare administration revenue was $46.9 million, qualified plan administration revenue was $3.4 million and human resource administration revenue was $7.5 million.

     The increase in employee health and welfare administration revenue was primarily attributable to the addition of new customers and new service product offerings related to the federally-mandated HIPAA law. The increase in employee qualified retirement plans administration revenue was primarily attributable to the addition of two new subsidiaries acquired by the Company effective revenue February 1, 1998. The increase in payroll and human resource administration revenue was primarily attributable to the addition of new customers.

     Cost of services increased $9.0 million, or 37.3%, to $33.1 million during the nine months ended April 30, 1998 from $24.1 million during the nine months ended April 30, 1997. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed, the transition and consolidation of certain operational duties into the Florida operations center and the addition of two subsidiaries during the quarter ended April 30, 1998. As a percentage of revenues, cost of services decreased to 57.3% from 58.9% for the corresponding period of 1997.

     Selling, general and administrative expenses increased $2.9 million, or 34.9%, to $11.2 million during the nine months ended April 30, 1998 from $8.3 million during the nine months ended April 30, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 19.4% during the nine months ended April 30, 1998 from 20.4% during the nine months ended April 30, 1997. The decrease as a percent of revenues resulted primarily from allocating expenses over an increasingly larger revenue base.

     Acquisition costs increased to $440,022 during the nine months ended April 30, 1998 from $0 for the nine months ended April 30, 1997. The expenses relate to acquisition costs associated with the acquisition of Business Computer Services, Inc. (d/b/a PayAmerica), on April 30, 1998, which has been accounted for as a pooling of interests.

     Interest income decreased $1.5 million to $4.0 million during the nine months ended April 30, 1998 from $5.5 million during the nine months ended April 30, 1997. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions of two new subsidiaries, increased utilization of tax-free investment instruments which yield a lower interest rate and an overall decline in short-term interest rates.

     Lease revenue increased to $2.0 million during the nine months ended April 30, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1999 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in 2000.

     Income taxes increased 26.9% to $6.6 million during the nine months ended April 30, 1998 from $5.2 million during the nine months ended April 30, 1997. The Company's effective tax rate decreased to 34.7% for the nine months ended April 30, 1998 from 36.9% for the corresponding period in the previous year primarily due to greater utilization of tax-free investments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


     As a result of the foregoing, the Company's net income increased $3.6 million, or 40.9%, to $12.4 million during the nine months ended April 30, 1998 from $8.8 million during the nine months ended April 30, 1997. Basic and diluted net income per share was $.43 for the nine months ended April 30, 1998 as compared to $.31 and $.30, basic and diluted, respectively, for the corresponding prior year period after adjustment for the Company's 2-for-1 stock split in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended April 30, 1998, net cash provided by operating activities was $27.5 million as compared to $13.3 million for the corresponding period of fiscal 1997. As of April 30, 1998 and July 31, 1997, the Company's working capital and current ratio were $120.0 million and 4.2:1 and $129.0 million and 5.9:1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

     During the nine months ended April 30, 1998, the Company's capital expenditures were $40.6 million.

     On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million to expand and renovate the facility over the next three years. Management estimates that as of April 30, 1998, approximately $14.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

     The Company believes that its cash, investments, cash flows from operations and potential additional borrowing capacity will be adequate to meet the Company's expected capital requirements for the foreseeable future.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable.


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On April 30, 1998, the Company acquired (the "Acquisition") all of the issued and outstanding capital stock of Business Computer Services, Inc. (d/b/a PayAmerica), a Virginia corporation ("BSCI"), in exchange for 1,198,008 shares of the Company's voting common stock, $.01 par value per share ("ABR Stock"). The Acquisition was consummated in accordance with the terms of an Agreement and Plan of reorganization, dated April 30, 1998, by and among the Company, BCSI, Joseph M. Speroni, Paul J. Speroni, Robert S. Speroni, Stephen J. Speroni, Joseph F. Speroni, David M. Speroni, Richard B. Speroni, Rex Haverty, E. Hale Waller, Nikky Losapio and Christopher Mantua, as the Shareholders of BCSI, and Samuel N. Klewans, as Shareholders' Agent.

     Pursuant to the terms of the Acquisition Agreement, all of the issued and outstanding shares of BCSI common stock were sold and transferred to the Company in exchange for an aggregate number of shares of ABR Stock determined by dividing $36,000,000 by the average closing price of the ABR Stock on the Nasdaq National Market for the ten trading days immediately preceding the day before the closing date. As of the closing date of the Acquisition, there were 1,580 shares of BCSI common stock outstanding.

     The issuance of shares of ABR Stock described above is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

    10.15 Stock purchase agreement dated February 26, 1998 and effective February 1, 1998, by and among ABR Information Services, Inc. and the shareholders of Charing Company, Inc.*

    10.16 Stock purchase agreement dated February 27, 1998 and effective February 1, 1998, by and among ABR Information Services, Inc., Matthews, Malone & Associates, Ltd. and the shareholders of Matthews, Malone & Associates, Ltd.*

    10.17 Agreement and Plan of Reorganization, dated April 30, 1998, by and among ABR Information Services, Inc., Business Computer Services, Inc. ("BCSI"), Joseph M. Speroni, Paul J. Speroni, Robert S. Speroni, Stephen J. Speroni, Joseph F. Speroni, David M. Speroni, Richard B. Speroni, Rex Haverty, E. Hale Waller, Nikky Losapio and Christopher Mantua, as the Shareholders of BCSI, and Samuel N. Klewans, as Shareholders Agent.**

     27.1 Financial Data Schedule (Edgar Version Only)

          * Previously filed as part of the Company's Form 10-Q for the quarterly period ended January 31, 1998.

          **Previously filed as part of the Company's Form 8-K, dated April 30, 1998 and filed May 15, 1998.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on May 15, 1998 reporting the acquisition of Business Computer Services, Inc., (d/b/a PayAmerica) on April 30, 1998. Included with the filing was the "Agreement and Plan of Reorganization by and among ABR Information Services, Inc., a Florida Corporation, Business Computer Services, Inc., a Virginia Corporation, the Shareholders of Business Computer Services, Inc., and Samuel N. Klewans, as Shareholders' Agent". No financial statements were required to be filed with this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 1998            ABR INFORMATION SERVICES, INC.
                               (Registrant)




                               /s/ James P. O'Drobinak
                               ------------------------------
                               James P. O'Drobinak
                               Senior Vice President
                               and Chief Financial Officer
                               (Duly Authorized Officer and Principal Financial Officer)