Form 10-Q/A
period 1998-04-30
ABR INFORMATION SERVICES INC
filed 1998-11-13
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


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

Registrant's Telephone Number, including area code: 727-785-2819

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

INDEX TO FORM 10-Q/A

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

ABR INFORMATION SERVICES, INC. HEREBY AMENDS AND RESTATES IN ITS ENTIRETY ITS FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 30, 1998:

PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      Three months ended                         Nine months ended
                                                           April 30,                                 April 30,
                                                 -----------------------------            -----------------------------
                                                     1997              1998                   1997              1998
                                                 -----------       -----------            -----------       -----------

Revenue                                          $13,188,827       $18,618,383            $35,292,409       $50,564,465

Operating expenses:
  Cost of services                                 7,372,815        10,738,345             19,897,658        28,915,667
  Selling, general and administrative              2,540,203         3,342,744              7,055,227         9,331,271
  Acquired research and development                        -        11,010,000                      -        11,010,000
                                                 -----------       -----------            -----------       -----------

Operating income (loss)                            3,275,809        (6,472,706)             8,339,524         1,307,527
                                                 -----------       -----------            -----------       -----------
Other income:
  Interest income                                  1,635,135         1,239,015              5,504,243         4,042,292
  Lease revenue, net                                       -           864,639                      -         2,004,940
                                                 -----------       -----------            -----------       -----------
    Total other income                             1,635,135         2,103,654              5,504,243         6,047,232
                                                 -----------       -----------            -----------       -----------

Income (loss) before income taxes                  4,910,944        (4,369,052)            13,843,767         7,354,759
Income taxes                                       1,726,359         2,073,918              5,111,354         6,145,794
                                                 -----------       -----------            -----------       -----------

Net income (loss)                                $ 3,184,585       $(6,442,970)           $ 8,732,413       $ 1,208,965
                                                 ===========       ===========            ===========       ===========

Net income (loss) per share:
  Basic                                          $      0.12       $     (0.23)           $      0.32       $      0.04
                                                 ===========       ===========            ===========       ===========

  Diluted                                        $      0.11       $     (0.23)           $      0.31       $      0.04
                                                 ===========       ===========            ===========       ===========



       The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                                         July 31, 1997            April 30, 1998
                                                                         --------------           --------------
CURRENT ASSETS
  Cash and cash equivalents, net                                          $ 33,322,734             $ 26,561,133
  Investments                                                              109,486,166              115,129,616
  Accounts receivable, net                                                   7,308,914               12,755,393
  Prepaid expenses and other                                                 2,595,306                3,104,822
                                                                          ------------             ------------

           Total current assets                                            152,713,120              157,550,964

LONG-TERM INVESTMENTS                                                       14,128,644                4,801,778

PROPERTY AND EQUIPMENT, net                                                 27,790,354               45,191,151

SOFTWARE DEVELOPMENT COSTS, net                                             11,767,211               19,329,804

GOODWILL, INTANGIBLES AND OTHER ASSETS, net                                 15,617,519               42,721,738
                                                                          ------------             ------------

TOTAL ASSETS                                                              $222,016,848             $269,595,435
                                                                          ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $    613,138             $    655,701
  Accrued expenses                                                             512,035                4,048,261
  Customer account deposits                                                 23,133,381               31,555,545
  Unearned revenue                                                             594,524                   24,195
  Income taxes payable                                                          20,770                  926,789
                                                                          ------------             ------------

     Total current liabilities                                              24,873,848               37,210,491
                                                                          ------------             ------------

DEFERRED INCOME TAXES                                                        3,047,243                7,307,309
                                                                          ------------             ------------

SHAREHOLDERS' EQUITY
  Preferred Stock - authorized 2,000,000 shares of
    $.01 par value; no shares issued                                                --                       --
  Common Stock - authorized, 100,250,000
    shares of $.01 par value; issued and outstanding,
    27,376,356 and 28,691,792 shares, respectively                             273,763                  286,918
  Additional paid in capital                                               170,459,157              200,218,915
  Retained earnings                                                         23,362,837               24,571,802
                                                                          ------------             ------------
TOTAL SHAREHOLDERS' EQUITY                                                 194,095,757              225,077,635
                                                                          ------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $222,016,848             $269,595,435
                                                                          ============             ============


        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Nine months ended
                                                                                         April 30,
                                                                          -------------------------------------
                                                                               1997                   1998
                                                                          -------------          --------------
Cash flows from operating activities:
  Net income                                                              $   8,732,413           $   1,208,965
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and other amortization                                    1,957,163               3,347,567
       Amortization of software                                                 417,845               1,363,407
       Deferred income taxes                                                  1,048,845               3,618,144
       Provision for losses on accounts receivable                               17,318                  27,000
       Tax benefit related to exercise of certain stock options                  56,606                      --
       Acquired research and development                                             --              11,010,000
  Change in operating assets and liabilities net of effects
    from purchases:
       Accounts receivable                                                   (3,382,579)             (3,249,394)
       Prepaid expenses and other                                              (982,669)               (431,305)
       Other assets                                                               3,738                 (44,824)
       Accounts payable                                                       1,279,382                   5,526
       Accrued expenses                                                         505,037                 608,177
       Unearned revenue                                                         (49,822)               (590,864)
       Customer account deposits                                              2,937,142               8,391,721
       Income taxes payable                                                      62,389                 818,461
                                                                          -------------           -------------
         Net cash provided by operating activities                           12,602,808              26,082,581
                                                                          -------------           -------------
Cash flows from investing activities:
  Additions to investments                                                 (317,068,724)           (497,641,546)
  Maturity of investments                                                   335,761,414             501,324,962
  Additions to property and equipment                                       (10,549,762)            (18,906,135)
  Additions to software development costs                                    (4,177,154)             (8,696,000)
  Cash paid for acquisitions, net of cash acquired                             (860,315)             (9,898,263)
                                                                          -------------           -------------
      Net cash provided by (used in) investing activities                     3,105,459             (33,816,982)
                                                                          -------------           -------------

Cash flows from financing activities:
  Exercise of common stock options                                              652,217                 972,800
                                                                          -------------           -------------
      Net cash provided by financing activities                                 652,217                 972,800
                                                                          -------------           -------------

Net increase (decrease) in cash and cash equivalents                         16,360,484              (6,761,601)

Cash and cash equivalents at beginning of year                               14,088,396              33,322,734
                                                                          -------------           -------------


Cash and cash equivalents at end of period                                $  30,448,880           $  26,561,133
                                                                          =============           =============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1998


      On April 30, 1998, ABR Information Services, Inc., (collectively with its subsidiaries, the "Company"), acquired (the "Acquisition") all of the issued and outstanding capital stock of Business Computer Services, Inc. (d.b.a. PayAmerica(R)), a Virginia corporation ("BCSI"), in exchange for 1,198,008 shares of the Company's voting common stock, $.01 par value per share. At the time of the Acquisition, it was contemplated that the Acquisition would be accounted for utilizing the pooling of interests method of accounting. As a result of the Company's recent meeting and discussions with the Office of the Chief Accountant ("OCA") of the Securities and Exchange Commission, the Company will change the method of accounting for the Acquisition from the pooling of interests method of accounting to the purchase method. After seeking input from the OCA, the Company was informed that the OCA decided that the Company's September 25, 1998 announcement regarding the action taken by its Board of Directors on such date to authorize the repurchase of up to 3,000,000 shares of its outstanding common stock constituted the form of announcement which the OCA considers determinative that the Company had an intention to reacquire stock at the time of the Acquisition. Although the Company had no such intention to repurchase shares of its stock at the time of the Acquisition, the OCA determined that the continued use of the pooling of interests treatment for the Acquisition was unavailable. As a result, the Company's acquisition of BCSI, which was completed on April 30, 1998, will be accounted for using the purchase method of accounting rather than the pooling of interests method of accounting. The Company's Form 10-Q for the quarterly period ended April 30, 1998, originally filed on June 12, 1998, is being amended herein to reflect the change in the method of accounting for the Acquisition.

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

      The Company provides outsourced benefits administration, payroll, and human resource services to more than 30,000 employers, ranging in size from 20 to 200,000 employees. ABR provides portability (COBRA and HIPAA) services through the trade name CobraServ(R) and payroll and tax deposit services through the trade name PayAmerica(R). The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,400 people in marketing/operations centers in Florida, New Jersey, Virginia, Maryland, California, Wisconsin, and Arizona.

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

      The Company presents Cash and Cash Equivalents exclusive of BCSI tax deposits held for future payment on behalf of its payroll customers due to their restricted and short-term nature. The amount of such tax deposits was approximately $42.2 million at April 30, 1998.

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

NOTE C - NET INCOME PER COMMON SHARE

      The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:


                                                      Three months ended                         Nine months ended
                                                           April 30,                                 April 30,
                                                 -----------------------------            -----------------------------
                                                     1997              1998                   1997              1998
                                                 -----------       -----------            -----------       -----------
Basic
Net income (loss)                                $ 3,184,585       $ (6,442,970)          $ 8,732,413       $ 1,208,965
                                                 ===========       ============           ===========       ===========

Weighted average shares                           27,373,409         27,447,851            27,301,559        27,407,752
                                                 ===========       ============           ===========       ===========

Basic per share earnings (loss)                  $      0.12       $      (0.23)          $      0.32       $      0.04
                                                 ===========       ============           ===========       ===========

Diluted
Net income (loss)                                $ 3,184,585       $ (6,442,970)          $ 8,732,413       $ 1,208,965
                                                 ===========       ============           ===========       ===========

Weighted average shares                           27,373,409         27,447,851            27,301,559        27,407,752
Effect of dilutive stock options                     435,212                N/A               600,282           485,952
                                                 -----------       ------------           -----------       -----------
Adjusted weighted average shares                  27,808,621         27,447,851            27,901,841        27,893,704
                                                 ===========       ============           ===========       ===========

Diluted per share earnings (loss)                $      0.11       $      (0.23)          $      0.31       $      0.04
                                                 ===========       ============           ===========       ===========

Options not included in diluted income per
    share because exercise price was greater
    than average market price:  First Quarter            N/A                N/A                     0           815,834
                                Second Quarter         2,000            921,418                 2,000           921,418
                                Third Quarter        512,771             62,000               432,771             2,000

Price Range                                        $22.37 to          $27.84 to             $26.64 to            $34.33
                                                      $34.33             $34.33                $34.33




The options which expire on various dates through 2007 were still outstanding at April 30, 1998.

NOTE D - COMMITMENTS

      On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million to expand and renovate the facility over the next three years. The Company expects to occupy portions of this facility starting in calendar 1999. The former owner of the facility has signed a short-term agreement to lease back portions of the campus, prior to the Company occupying the entire facility in approximately the year 2000. The Company's lease revenue on the campus is dependent upon the amount of square footage being utilized by the former owner and is recorded net of the direct expenses of operating the facility.

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

      On February 26, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Charing Company, Inc. ("Charing") for $7.5 million in cash and an additional amount to be paid contingent upon future earnings. The contingent payment, if any will be charged to goodwill. Charing is located in Wisconsin and provides qualified plan administration, Section 125 administration, consulting services and comprehensive employee benefits statement reporting. The results of operations of Charing are included in the Company's results of operations as of February 1, 1998. Goodwill of approximately $7.5 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method.

      On February 27, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Matthews, Malone & Associates, Ltd. ("Matthews/Malone") for $2.9 million in cash and an additional amount to be paid contingent upon future earnings. The contingent payment amount will be either $0, $250,000, or $500,000 and will be charged to goodwill. Matthews/Malone is located in Arizona and provides defined benefit and defined contribution plan administration services as well as Section 125 administration and non-qualified plan administration services. The results of operations of Matthews/Malone are included in the Company's results of operations as of February 1, 1998. Goodwill of approximately $2.5 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method.

      On April 30, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Business Computer Services, Inc. ("BCSI")/dba PayAmerica(R) ("PayAmerica(R)") in exchange for 1,198,008 shares of the Company's voting common stock valued at $28.8 million, reflecting a 20% discount for the large block of common stock and restrictions. The purchase price was allocated to the net assets acquired and to acquired in-process research and development. In accordance with applicable accounting standards, purchased in-process research and development is required to be expensed and accordingly $11.0 million of the acquisition cost was expensed at the acquisition date. BCSI is located in McLean, Virginia and has offices in Maryland and New Jersey. BCSI provides payroll and tax deposit services, along with human resource administration services. The results of operations of BCSI will be included in the company's results of operations beginning May 1, 1998. Goodwill of approximately $11.8 million resulting from the acquisition will be amortized over a period of 25 years on a straight-line method.

      The Company has not provided pro forma financial information with respect to these acquisitions as they are not significant acquisitions.

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

OVERVIEW

      The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida facility through its wholly-owned subsidiary, ABR Properties, Inc.

      The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") or state-mandated continuation coverage, health portability law) compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of portability qualifying event and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment, employee enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are provided both on a one-time or continuous basis. During the first nine months of fiscal 1997 and 1998, 97.0% and 92.7%, respectively, of the Company's revenues were attributable to employee health and welfare administration services.

      The second source of the Company's revenue is providing employee qualified plan administration services, including 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order ("QDRO") administration. During the first nine months of fiscal 1997 and 1998, 2.1% and 6.7%, respectively, of the Company's revenues were attributable to employee qualified retirement plans administration.

      The third source of the Company's revenue is providing payroll and human resource administration services, including tax deposit services and integrated human resource solutions. During the first nine months of fiscal 1997 and 1998, 0.9% and 0.6%, respectively, of the Company's revenues were attributable to payroll and human resource administration services.

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

      The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than March 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at approximately $250,000 and is being funded through operating cash flows and is not expected to have a material effect on the results of operations.

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

RESULTS OF OPERATIONS

      The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.

                                                       Three months ended                        Nine months ended
                                                            April 30,                                April 30,
                                                    --------------------------            ----------------------------
                                                      1997              1998                1997                 1998
                                                    -------           --------            -------              -------
Revenue                                             100.0 %           100.0 %             100.0 %              100.0 %
Cost of services                                    (55.9)            (57.7)              (56.4)               (57.2)
Selling, general and administrative expenses        (19.3)            (18.0)              (20.0)               (18.4)
Acquired research and development                       -             (59.1)                  -                (21.8)
                                                    -------           -------             -------              -----
Operating income                                     24.8             (34.8)               23.6                  2.6
Interest income                                      12.4               6.7                15.6                  8.0
Lease revenue, net                                      -               4.6                   -                  4.0
Income taxes                                        (13.1)            (11.1)              (14.5)               (12.2)
                                                    -------           -------             -------              -----

Net income (loss)                                    24.1 %           (34.6)%              24.7 %                2.4 %
                                                    =======           =======             =======              =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

      Revenues increased $5.4 million, or 40.9%, to $18.6 million during the three months ended April 30, 1998 from $13.2 million during the three months ended April 30, 1997. Of the $5.4 million increase in revenues, $3.1 million was attributable to increased employee health and welfare administration revenues, $2.3 million was attributable to increased employee qualified plan administration revenues. Payroll and human resource administration services revenue was unchanged. For the quarter ended April 30, 1998, health and welfare administration revenue was $15.9 million, qualified plan administration revenue was $2.6 million, and payroll and human resource administration was $0.1 million.

      The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers and new service product offerings related to the federally-mandated HIPAA law. The increase in employee qualified retirement plans administration revenues was primarily attributable to the two new subsidiaries acquired by the Company effective February 1, 1998.

      Cost of services increased $3.3 million, or 44.6%, to $10.7 million during the three months ended April 30, 1998 from $7.4 million during the three months ended April 30, 1997. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed, the transition and consolidation of certain operational duties into the Florida operations center and the addition of two subsidiaries during the quarter ended April 30, 1998. As a percentage of revenues, the 1998 cost of services increased to 57.7% from 55.9% in the previous year.

      Selling, general and administrative expenses increased $0.8 million, or 32.0%, to $3.3 million during the three months ended April 30, 1998 from $2.5 million during the three months ended April 30, 1997. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and the acquisition of two subsidiaries during the quarter ended April 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 18.0% from 19.3% in the previous year.

      Acquired research and development costs increased to $11.0 million from $0 in the prior period as a result of the purchase of BCSI on April 30, 1998. In accordance with applicable accounting standards, the purchased in-process research and development of $11.0 million was expensed.

      Interest income decreased $.4 million to $1.2 million during the three months ended April 30, 1998, from $1.6 million during the three months ended April 30, 1997. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions of two new subsidiaries, increased utilization of tax-free investment instruments which yield a lower stated interest rate, and an overall decline in short-term interest rates.

      Lease revenue increased to $.9 million for the three months ended April 30, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1999 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in fiscal 2000.

      Income taxes increased 23.5% to $2.1 million during the three months ended April 30, 1998 from $1.7 million during the three months ended April 30, 1997. The Company's effective tax rate increased to 147.5% for the three months ended April 30, 1998, from 35.2% for the corresponding period in the previous year. This increase was the result of the non-deductibility of acquired in-process research and development costs associated with the BCSI acquisition.

      As a result of the foregoing, the Company had a net loss of $6.4 million during the three months ended April 30, 1998, as compared to net income of $3.2 million during the three months ended April 30, 1997. Basic and diluted net loss per share was $.23 for the quarter ended April 30, 1998, as compared to income per share of $.12 basic and $.11 diluted, respectively, for the corresponding prior year period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


NINE MONTHS ENDED APRIL 30, 1998 COMPARED TO NINE MONTHS ENDED APRIL 30, 1997

      Revenues increased $15.3 million, or 43.3%, to $50.6 million during the nine months ended April 30, 1998 from $35.3 million in the corresponding period of 1997. Of the $15.3 million increase in revenues, $12.7 million was attributable to increased employee health and welfare administration revenues, $2.6 million was attributable to increased employee qualified plan administration revenues. Payroll and human resource administration services revenue was unchanged. For the nine months ended April 30, 1998, health and welfare administration revenue was $46.9 million, qualified plan administration revenue was $3.4 million and human resource administration revenue was $0.3 million.

      The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers and new service product offerings related to the federally-mandated HIPAA law. The increase in employee qualified retirement plans administration revenues was primarily attributable to the addition of two new subsidiaries acquired by the Company effective February 1, 1998.

      Cost of services increased $9.0 million, or 45.2%, to $28.9 million during the nine months ended April 30, 1998 from $19.9 million during the nine months ended April 30, 1997. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed, the transition and consolidation of certain operational duties into the Florida operations center and the addition of two subsidiaries during the quarter ended April 30, 1998. As a percentage of revenues, cost of services increased to 57.2% from 56.4% for the corresponding period of 1997.

      Selling, general and administrative expenses increased $2.2 million, or 31.0%, to $9.3 million during the nine months ended April 30, 1998 from $7.1 million during the nine months ended April 30, 1997. As a percentage of revenues, selling, general and administrative expense decreased to 18.4% during the nine months ended April 30, 1998 from 20.0% during the nine months ended April 30, 1997. The decrease as a percent of revenues resulted primarily from allocating expenses over an increasingly larger revenue base.

      Acquired research and development increased to $11.0 million from $0 in the prior period as a result of the purchase of BCSI on April 30, 1998.
In accordance with applicable accounting standards, the purchased in-process research and development of $11.0 million was expensed.

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

      Lease revenue increased to $2.0 million during the nine months ended April 30, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1999 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in fiscal 2000.

      Income taxes increased 19.6% to $6.1 million during the nine months ended April 30, 1998 from $5.1 million during the nine months ended April 30, 1997. The Company's effective tax rate increased to 83.6% for the nine months ended April 30, 1998 from 36.9% for the corresponding period in the previous year due to the non-deductibility of acquired in-process research and development costs associated with the BCSI acquisition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


      As a result of the foregoing, the Company's net income decreased $7.5 million, or 86.2%, to $1.2 million during the nine months ended April 30, 1998 from $8.7 million during the nine months ended April 30, 1997. Basic and diluted net income per share was $.04 for the nine months ended April 30, 1998 as compared to $.32 and $.31, basic and diluted, respectively, for the corresponding prior year period after adjustment for the Company's 2-for-1 stock split in February 1997.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended April 30, 1998, net cash provided by operating activities was $26.1 million as compared to $12.6 million for the corresponding period of fiscal 1997. As of April 30, 1998 and July 31, 1997, the Company's working capital and current ratio was $120.9 million and 4.3:1 and $127.8 million and 6.1:1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

      During the nine months ended April 30, 1998, the Company's capital expenditures were $27.6 million.

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



PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      On April 30, 1998, the Company acquired (the "Acquisition") all of the issued and outstanding capital stock of Business Computer Services, Inc. (d.b.a. PayAmerica(R)), a Virginia corporation ("BCSI"), in exchange for 1,198,008 shares of the Company's voting common stock, $.01 par value per share ("ABR Stock"). The Acquisition was consummated in accordance with the terms of an Agreement and Plan of reorganization, dated April 30, 1998, by and among the Company, BCSI, Joseph M. Speroni, Paul J. Speroni, Robert S. Speroni, Stephen
J. Speroni, Joseph F. Speroni, David M. Speroni, Richard B. Speroni, Rex Haverty, E. Hale Waller, Nikky Losapio and Christopher Mantua, as the Shareholders of BCSI, and Samuel N. Klewans, as Shareholders' Agent.

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

      The issuance of shares of ABR Stock described above is claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.15 Stock purchase agreement dated February 26, 1998, and effective February 1, 1998, by and among ABR Information Services, Inc. and the shareholders of Charing Company, Inc.*

      10.16 Stock purchase agreement dated February 27, 1998, and effective February 1, 1998, by and among ABR Information Services, Inc., Matthews, Malone & Associates, Ltd. and the shareholders of Matthews, Malone & Associates, Ltd.*

      10.17 Agreement and Plan of Reorganization, dated April 30, 1998, by and among ABR Information Services, Inc., Business Computer Services, Inc. ("BCSI"), Joseph M. Speroni, Paul J. Speroni, Robert S. Speroni, Stephen J. Speroni, Joseph F. Speroni, David M. Speroni, Richard B. Speroni, Rex Haverty, E. Hale Waller, Nikky Losapio and Christopher Mantua, as the Shareholders of BCSI, and Samuel N. Klewans, as Shareholders' Agent.**

      27.1   Financial Data Schedule (Edgar Version Only)

              *Previously filed as part of the Company's Form 10-Q for the quarterly period ended January 31, 1998.
             **Previously filed as part of the Company's Form 8-K, dated April
               30, 1998 and filed May 15, 1998.

(b)   Reports on Form 8-K

      A report on Form 8-K was filed on May 15, 1998 reporting the acquisition of Business Computer Services, Inc., (d.b.a. PayAmerica(R)) on April 30, 1998. This report was amended and restated in its entirety pursuant to a report on Form 8-K/A filed on November 13, 1998. Included with the filing was the "Agreement and Plan of Reorganization by and among ABR Information Services, Inc., a Florida Corporation, Business Computer Services, Inc., a Virginia Corporation, the Shareholders of Business Computer Services, Inc., and Samuel N. Klewans, as Shareholders' Agent". No financial statements were required to be filed with this Form 8-K or 8-K/A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1998                       ABR INFORMATION SERVICES, INC.
                                               (Registrant)




                                               /s/ James P. O'Drobinak
                                               --------------------------------
                                               James P. O'Drobinak
                                               Senior Vice President
                                               and Chief Financial Officer
                                               (Duly Authorized Officer
                                               and Principal Financial Officer)