Form 10-K
period 1998-07-31
ABR INFORMATION SERVICES INC
filed 1998-11-13
CIK 920985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

             [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

                                   34684-2141
                                   (Zip Code)

                                 (727) 785-2819
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                      Voting Common Stock, $.0l par value
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]               No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 23, 1998, there were outstanding 28,701,594 shares of Voting Common Stock. The aggregate market value of the Voting Common Stock held by non-affiliates of the registrant based on the last sale price reported on the Nasdaq National Market as of October 23, 1998 was $426,838,217.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                     FORM 10-K REFERENCE
---------                                                     --------------------
Proxy Statement dated on or about November 16, 1998.........  Part III Items 10-12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ABR INFORMATION SERVICES, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I
  Item 1           Business....................................................      1
  Item 2           Properties..................................................     12
  Item 3           Legal Proceedings...........................................     13
  Item 4           Submission of Matters to a Vote of Security Holders.........     13

PART II
  Item 5           Market for Registrant's Common Equity and Related
                     Stockholder Matters.......................................     14
  Item 6           Selected Financial Data.....................................     14
  Item 7           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     15
  Item 7A          Quantitative and Qualitative Disclosures About Market
                     Risk......................................................     19
  Item 8           Financial Statements and Supplementary Data.................     20
  Item 9           Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure..................................     20

PART III
  Item 10          Directors and Executive Officers of the Registrant..........     20
  Item 11          Executive Compensation......................................     20
  Item 12          Security Ownership of Certain Beneficial Owners and
                     Management................................................     20
  Item 13          Certain Relationships and Related Transactions..............     20

PART IV
  Item 14          Exhibits, Financial Statement Schedules and Reports on Form
                     8-K.......................................................     20

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the development of a comprehensive and fully integrated suite of benefits administrative services; (xiii) the sufficiency of the Company's back-up facilities and disaster recovery procedures; (xiv) the ability of the Company and its significant suppliers and large customers to address the Year 2000 Issue; (xv) the Company's ability to minimize the impact of interest rate fluctuations; and (xvi) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-Q, 8-K, 10-K and Annual Reports to Shareholders.

                                     PART I

ITEM 1.  BUSINESS

     ABR Information Services, Inc. (collectively with its subsidiaries, the "Company"), through its wholly-owned subsidiaries, ABR Benefits Services, Inc., Charing Company, Inc., Matthews, Malone & Associates, Ltd., Business Computer Services, Inc., MidAtlantic 401(k) Services, Inc., Chowning, Ltd., Western Pension Service Corporation and BMC Consultants, Inc., is a leading provider of comprehensive benefits administration, payroll and human resource services to employers seeking to outsource these functions. The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida facility through its wholly-owned subsidiary, ABR Properties, Inc.

     The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") and state-mandated continuation coverage) compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment, employee enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are offered both on a one-time and a continuous basis.

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

     The Company provides portability (primarily COBRA and HIPAA) services through the trade name CobraServ(R) and payroll and tax deposit services through the trade name PayAmerica(R). The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,400 people in marketing/operations centers in Florida, New Jersey, Virginia, Maryland, California, Wisconsin, Pennsylvania, Arizona, South Carolina and Colorado.

TREND TOWARD OUTSOURCING

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

     The Company believes that its market position, proprietary software and compliance systems and experience in benefits administration should enable the Company to capitalize on trends favoring outsourcing. The Company believes it is strategically positioned to capitalize on the benefits administration outsourcing trend because of its (i) proven ability to deliver economies of location by performing administrative functions in relatively low-cost areas,
(ii) financial leverage of economies of scale by spreading fixed costs over a large number of customers, (iii) economies of technology in utilizing its sophisticated information systems and proprietary databases, (iv) synergistic product offerings, and (v) strong financial position.

STRATEGY

     The Company's objective is to strengthen its market position by becoming the leading provider of benefits administration services to employers seeking to outsource these functions. To achieve this objective, the Company has developed a strategy that includes the following key components:

     Cross-Selling. Approximately 90% of the Company's customers utilize only one of its product offerings. The Company plans to actively market and cross-sell its additional product lines to its existing customers to expand the number of products used by individual customers. The Company's various product offerings are designed to be complementary, in terms of (a) being sold by a cross-trained ABR sales person (rather than a team or multiple sales persons), and (b) being sold to essentially the same point of contact within an employer's organization.

     Seek Marketing Agreements With Other Service Providers. The Company intends to investigate distribution or marketing arrangements with other entities who provide similar or complementary services. These agreements could be in the form of marketing alliances, technological alliances, institutional resale agreements, or joint ventures.

     Integrate The Company's Services Through Its MAX Version II Software. The Company has undertaken writing Version II of its Enrollment and Eligibility software platform, which management believes will be the focal point of the Company's services for the foreseeable future. When completed, Version II is expected to supersede the Company's existing Version I software and add greater synergy and scalability to the Company's existing product lines. No assurances can be given, however, that Version II will perform as anticipated or will be adequate to meet the Company's and its customers' future needs.

     Version II is intended to support all health and welfare benefit types, qualified plans and payroll services through web-based technology and object-oriented database configuration. Due to Version II's extensive use of middleware, management believes new customer programming/modification will be simplified and diminished in comparison to Version I. The Company further believes that the efficiency of Version II's data model will be manifested in lower operating, support and maintenance costs, although no assurances can be given in this regard.

     From a marketing perspective, Version II is expected to allow users to select from ABR's multiple service offerings in an integrated "point and click" manner. The Company believes that this merged sales and operating presentation will (a) enhance its ability to cross-sell additional services to its existing customers, (b) continue to leverage technology among its large client base and
(c) reduce its reliance on programmer operational support of certain of the Company's information systems.

     Certain elements of Version II were placed on-line in October 1998 and further programming is expected to continue through calendar 1999. Nevertheless, there can be no assurances that the development and implementation of Version II will be completed on a timely and cost-effective basis, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     Generate Recurring Revenue. The Company's services are structured to generate revenue based on events which occur in the normal course of a customer's business and in a relatively frequent manner. Furthermore, the Company has developed extensive systems and databases that are not easily duplicated, resulting in favorable customer retention. Due to the frequency of events that generate revenue, the Company's high rate of customer retention, and its monthly billing arrangements with capitation customers, the Company generates a high level of recurring revenue.

     Increase Portability Compliance Market Share. The portability compliance market consists of approximately 650,000 employers that are required to comply with COBRA and 5.5 million employers required to comply with HIPAA. The Company believes that, based on the number of current and former employees covered by its customers' healthcare benefit plans, it is the largest independent COBRA compliance service provider in the United States. The Company provides portability compliance services for more than 25,000 employers, which represents approximately 4% of the potential COBRA compliance market. The Company intends to increase its market share by expanding its telemarketing efforts and by marketing its services directly through its sales force and indirectly through the Company's agreements with insurance companies and other distribution channels obtained through acquisition.

     Create A National Independent Qualified Plan Administration
Presence. Historically, qualified plans administrators have affiliated themselves with proprietary investments or services. The Company believes that recent adverse publicity in the qualified plans industry will motivate plan administrators to seek service providers who are independent of mutual fund products and services. Through its acquisitions in the qualified plans segment in the past nine months, the Company has obtained enhanced technical resources, new products and additional sales distribution channels. The Company plans to consolidate its various products and services into a singular product which will be marketed nationally through its existing distribution network.

     Nationalize the PayAmerica(R) Payroll Presence. Through its acquisition of Business Computer Services, Inc. d.b.a. PayAmerica ("PayAmerica"), the Company has significantly increased its payroll capacity and product offerings. Historically, PayAmerica has targeted regional companies located in the MidAtlantic states, its geographic location. The Company intends to expand nationally the PayAmerica(R) product by, among other things, placing PayAmerica sales personnel in existing ABR locations, opening new locations, including the PayAmerica product in its national marketing campaigns, and directly targeting ABR customers for PayAmerica(R) selling efforts.

     Acquire Complementary Businesses. The Company intends to continue to acquire complementary businesses in order to increase its market share, expand its services and expand its geographic presence. Management believes such acquisitions will permit the Company to cross-sell additional services to its existing customer base and gain new customers and geographic bases to increase market share. The Company believes that additional acquisition opportunities exist in the benefits administration sector, although no assurances can be given that any material acquisitions will be consummated in the future.

ACQUISITIONS

     Since December 1995, the Company has made ten acquisitions of benefits administration companies, one of which was completed by a pooling of interests. These acquisitions are discussed below:

     New Jersey Acquisition. On December 15, 1995, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Bullock Associates, Inc. ("Bullock"), for $12.5 million in cash, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. During fiscal 1997 and 1998, $863,053 and $1,136,947, respectively, of this additional amount was paid for the attainment of these revenue requirements. Bullock, now part of ABR Benefits Services, Inc., is located in Princeton, New Jersey, and when acquired provided COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration services, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

     TCS Acquisition. Effective February 1, 1996, in an acquisition accounted for as a purchase, the Company acquired all of the outstanding capital stock of Total Cobra Services ("TCS") for 265,424 shares of the Company's Common Stock. TCS is located in Irvine, California and provides COBRA administration and retiree billing services. For its fiscal year ended December 31, 1995, TCS had revenues of less than $2.0 million. The California Acquisition has increased the Company's market share in the COBRA compliance market and enhanced its ability to market its services to clients on the west coast of the United States. In 1998, certain of TCS' back office functions were moved to the Company's existing Florida operations.

     Virginia Acquisition. On June 28, 1996, the Company acquired, in an acquisition accounted for as a pooling of interests, all of the outstanding stock of the L.P. Baier Company ("LPB") in exchange for 286,020 shares of the Company's Common Stock. LPB, now part of ABR Benefits Services, Inc., is located in Fairfax, Virginia and provides FSA administration and COBRA administration. LPB had revenues of approximately $2.4 million in calendar year 1995. In 1998, the COBRA administration operations of LPB were moved to the Company's Florida operations.

     Wisconsin Acquisition. Effective February 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Charing Company, Inc. ("Charing") for $7.5 million in cash and an additional amount to be paid contingent upon future earnings. Charing is located in Wisconsin and provides qualified plan administration, Section 125 administration, consulting services and comprehensive employee benefits statement reporting. For the year ended July 31, 1998, Charing generated revenues of approximately $3.0 million.

     Arizona Acquisition. Effective February 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Matthews, Malone & Associates, Ltd. ("Matthews/ Malone") for $2.9 million in cash and an additional amount to be paid contingent upon future earnings. Matthews/Malone is located in Arizona and provides defined benefit and defined contribution plan administration services, as well as Section 125 administration and non-qualified plan administration services. For the year ended July 31, 1998, Matthews/Malone generated revenues of approximately $3.0 million.

     PayAmerica(R) Acquisition. Effective April 30, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Business Computer Services, Inc. d.b.a. PayAmerica(R) ("PayAmerica") in exchange for 1,198,008 shares of the Company's Common Stock. PayAmerica is located in McLean, Virginia and has offices in Maryland and New Jersey. PayAmerica provides payroll and tax deposit services, along with human resource administration services. For the year ended December 31, 1997, PayAmerica had revenues of approximately $8.6 million.

     MidAtlantic Acquisition. Effective August 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the capital stock of MidAtlantic 401(k) Services, Inc. ("MidAtlantic") for $10.9 million in cash and an additional amount to be paid contingent upon future earnings. Located in Midlothian, Virginia, MidAtlantic was a pioneer in the daily valuation 401(k) field and is expected to generate approximately $4.0 million in Qualified Plans revenue in fiscal 1999.

     Chowning Acquisition. Effective October 22, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Chowning, Ltd., including its sole operating subsidiary, The Barrington Group, Ltd., for $15.9 million in cash. Chowning is headquartered in Milwaukee, Wisconsin, and has additional offices in Maryland, Pennsylvania and California. The Barrington Group is one of the nation's largest independent administrators of IRS Section 125 benefit plans (full cafeteria plans, flexible spending accounts and pre-tax premium plans). For calendar 1998, The Barrington Group expects revenues of approximately $10.0 million.

     Western Pension Acquisition. Effective October 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Western Pension Service Corporation ("Western Pension") for $7.0 million in cash and an additional amount to be paid contingent upon future earnings. Western Pension is headquartered in San Rafael, California, and presently administers over 370 qualified retirement plans. Western Pension is expected to generate revenues of approximately $2.5 million for calendar year 1998.

     Colorado Acquisition. Effective November 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of BMC Consultants, Inc. ("BMC") for $3.0 million in cash and an additional amount to be paid contingent upon future earnings. BMC is headquartered in Englewood, Colorado, and presently provides services to over 1,700 defined contribution and defined benefit plans in the Rocky Mountain region. BMC is expected to generate revenues of approximately $3.3 million for calendar year 1998.

BENEFITS ADMINISTRATION SERVICES

     The Company provides the following comprehensive benefits administration, payroll and human resource administration services to its customers, as described below:

  Health and Welfare Services

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

     As a provider of COBRA compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of COBRA. Under current federal laws, the maximum amount of such taxes that may be imposed on the Company in any year for unintentional violations of COBRA is $2.0 million. In addition to the excise tax liability that may be imposed on the Company, substantial excise taxes may be imposed under COBRA on the Company's customers. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such taxes assessed against its customers arising out of the Company's failure to comply with COBRA, unless such taxes are attributable to the customer's failure to comply with COBRA or with the terms of its agreement with the Company. In addition to liability for excise taxes for noncompliance with COBRA, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to comply with COBRA or to fulfill its obligations to its customers under its agreements. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with COBRA or for its failure to comply with its agreement with any customer, as of July 31, 1998, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company. See "Regulatory Environment."

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

     As a provider of HIPAA compliance and administration services, the Company is subject to ERISA penalties for noncompliance with certain provisions of HIPAA. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such penalties assessed against its customers arising out of the Company's failure to comply with HIPAA, unless such penalties are attributable to the customer's failure to comply with HIPAA or with the terms of its agreement with the Company. Under ERISA, employers that are subject to HIPAA are liable for penalties at the rate of $110 per "qualified beneficiary" for each day during which the group healthcare is in noncompliance. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with HIPAA or for its failure to comply with its agreement with any customer, as of July 31, 1998, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company. See "Regulatory Environment."

     The Company also provides COBRA-like services to employers in certain states as required by state laws therein.

     Enrollment and Eligibility Services. The Company provides various enrollment and eligibility services for employers such as disseminating enrollment materials, processing responses, providing telephone assistance to enrollees and determining eligibility for coverage and reporting. These services are provided in conjunction with central employee data base administration of the employers.

     Flexible Spending Account (FSA) Administration Services. The Company designs and supports all types of IRS Section 125 flexible benefit formats (full cafeteria plans, flexible spending accounts and pre-tax premium plans), including plan design, legal documents, employee education, enrollment support, compliance testing, claims administration and the preparation of required IRS forms.

     Educational Benefits Administration Services. The Company administers various educational benefit programs such as educational loans, reimbursements and scholarships. Also, the Company verifies eligibility, processes payments and loan forms, and monitors for compliance against the customer's benefit plan.

     New Hire Processing Services. The Company processes benefits administration forms and information relating to the provision of benefits to newly hired employees.

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

     Other. The Company also administers employee discount plans, adoption programs, employee emergency loan programs, and product rebate programs; provides employee help desk and Qualified Medical Child Support Order ("QMCSO") administration, eligibility verification; and administers tuition refund and Family Medical Leave Act ("FMLA") insurance programs.

  Qualified Plan Services

     Pension/Profit Sharing Services. The Company provides employers with administration services for IRS qualified plans, including defined contribution, defined benefit, and 401(k) plans.

     Vestee Services. The Company provides active and retired employees who are vested in a company's pension plan with benefit information and process retirement election forms and other materials to begin the retirement payment process. The Company maintains Retiree and Vestee Answer Centers that provide access to benefit analysts who are proficient in client-specific plans and procedures.

     Qualified Domestic Relations Order ("QDRO") Services. The Company develops packages to assist QDRO participants in the process of properly and accurately dividing pension plan assets. The Company verifies "qualification" of a domestic relations order, and responds to telephone and written inquires regarding QDRO benefits.

  Payroll and Human Resource Administration Services

     Payroll Services. The Company offers payroll services through its PayAmerica(R) proprietary operating system. The Company offers the following payroll services: preparation and payment of pay checks and direct deposits, along with supporting journals, summaries and management reports.

     Tax Filing Services. The Company processes federal, state and local payroll taxes on behalf of clients and remits such taxes to the appropriate taxing authorities when due.

     Human Resources (HR) Services. The Company offers various HR services including comprehensive human resources recordkeeping services, such as employee job history, applicant tracking, training position management and benefits tracking capabilities.

  Summary of Functions

     In connection with the performance of various benefits administration services, the Company generally provides one or more of the following functions:

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

     Reporting and Auditing. Generate daily reports for employers to monitor elections and terminations of coverage by participants. Generate monthly reports for employers providing current status of all participants or employees.

     Archive and Record-Keeping Systems. Archive in an off-site facility all electronic storage media, correspondence, postmarked envelopes and copies of premium notices and checks evidencing payment.

SEASONALITY

     Certain of the Company's business is characterized by significant seasonality. As a result, the Company's revenue will be subject to seasonal fluctuations, with the largest increases in annual revenue occurring in the Company's second and third fiscal quarters. During these quarters, new customers beginning flexible spending accounts, qualified plans and payroll services are likely to start services with the Company to coincide with the start of the tax (calendar) year. Also, qualified plans and payroll services customers generally require additional compliance related work after the end of the tax year. Open enrollment services similarly occur annually, prior to the start of the new benefits (calendar) year.

SALES, MARKETING AND CUSTOMER SERVICE

     Approximately 39.7%, 33.5% and 36.1% of the Company's revenues in fiscal 1996, 1997, and 1998, respectively, were derived solely from agreements with the Company's ten largest customers. Approximately 15.0%, 14.5% and 10.5% of the Company's revenues in fiscal 1996, 1997 and 1998, respectively, were derived from General Electric Company. Assuming the acquisition of Bullock had occurred on August 1, 1995, approximately 44.9% of the Company's revenues in fiscal 1996 would have been attributable to the Company's ten largest customers, with approximately 20.8% of such revenues being derived from General Electric Company. As part of the Bullock acquisition, the Company entered into a four-year contract with this customer, which contract was renewed in fiscal 1998 for an additional three-year period. The Company's loss of any of these large customers, including General Electric Company, could have a material adverse effect on the Company.

     The Company markets its services across the United States through a sales, marketing and support staff consisting of approximately 80 employees as of July 31, 1998. The Company identifies prospective customers through a combination of direct mail, telemarketing, advertising and referrals.

     Generally, the Company markets its services in one of two ways, depending upon whether a potential customer is (i) a large employer or an institutional resale customer, or (ii) a small employer. When a large employer or institutional resale customer has been identified as a potential customer, the Company's sales strategy is to focus its sales and marketing efforts on developing relationships with key decision makers, such as the potential customer's Chief Executive Officer, Chief Financial Officer or Director of Human Resources or Benefits. The Company's sales executives make presentations that are designed to acquaint the potential customer with the Company's services and the benefits associated with outsourcing functions to the Company. A formal presentation is usually followed by a visit to the Company's facility where the prospective customer evaluates the Company's internal procedures, data processing capabilities and customer support team.

     With respect to potential customers who are small employers, the Company markets its services directly to the employer via telemarketing. The Company's telemarketing staff sells the Company's services by educating the potential customer about the benefits of the Company's outsourcing services without the need for face-to-face presentations. The Company also markets its services to small employers through independent insurance agents, insurance companies, as well as banks or other product providers. The agents typically receive a one-time commission and renewal fees for 3-5 years for each client who utilizes the Company's services.

     The Company emphasizes account development to strengthen its relationship with existing customers. The Company disseminates information about its services through newsletters and various periodic reports. These activities are designed to increase existing customer awareness and understanding of the scope of benefits administration services offered by the Company.

COMPUTER OPERATIONS, SOFTWARE DEVELOPMENT AND PROPRIETARY PRODUCT PROTECTION

     The Company's central data processing and information system consists of high-performance micro and mid-range processors linked in multiple local-area networks through high-speed routers and intelligent hubs. Installed in the data center located at the Company's new service center in Palm Harbor, Florida, the network utilizes client-server and web technology in a DOS and Windows environment, on a UNIX platform and Oracle database environment.

     The Company meets the changing information needs of its customers by developing, maintaining and enhancing its software. The Company provides the majority of its services to customers using proprietary software that is owned by the Company and not licensed to others. The Company utilizes certain third-party software to service a portion of its qualified plans operations. The Company's major programming initiatives include MAX Version II (see "Strategy") and Freedom, an enhanced integrated Payroll/HR platform which will be linked with MAX Version II. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" (Item
7).

     The Company's main computer system works with on-line, real-time information, thus allowing its service representatives to give accurate, up-to-date information to continuants and customers. In addition, the Company believes that its ability to upload and download information to customers and insurance carriers with minimal development time provides the Company with a competitive advantage. The Company's software and systems have supported the customer base without interruption for over eleven years. As of October 23, 1998, the Company had approximately 200 full-time equivalent employees in programming, software development, modifications and maintenance. In addition, the Company periodically utilizes contractors for various information systems services.

     The Company's primary data center is located in Florida and protected by a fire extinguishing system. The data center is supported by two centralized UPS (uninterruptible power supply) systems that provide short-term battery backup in the event of a power outage, reduced voltage or power surge, and dual phone and electric feeds from adjacent, but separate, power grids. Further back-up power is supplied for the primary data center by a diesel powered generator, which could continuously power the data center for 5-7 days. In addition, the facility which houses the data center is built to withstand 130+ mile per hour wind and is approximately 35 feet above sea level. Multiple layers of password and access authorization are imposed to prevent unauthorized access, use or distribution of information. The Company maintains log-in records of all users, restricts certain key record fields and maintains audit trail records of all changes. Software and related data files are backed up three times a day and stored off-site at multiple locations.

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

     Interruption or loss of the Company's information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure or damage to the Company's headquarters and systems caused by fire, hurricane, lightning, electrical power outage or other disruption could have a material adverse effect on the Company. Although the Company maintains business interruption insurance providing for three months of operations with an aggregate limit of $2.0 million per occurrence, there can be no assurance that such insurance will: (i)continue to be available; (ii) continue to be available at reasonable prices; (iii) cover all such losses; or
(iv) be sufficient to compensate the Company for losses due to the Company's inability to provide services to its customers. See "Insurance."

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

REGULATORY ENVIRONMENT

     The benefit plans administered by the Company generally are subject to various laws and regulations, including the Consolidated Omnibus Budget Reconciliation Act ("COBRA"), the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), proposed regulations of the Internal Revenue Service and the Public Health Service Act. These laws and regulations are administered by numerous agencies, such as the Internal Revenue Service, the Department of Labor and the Department of Health and Human Services. The Company's internal compliance department regularly reviews the Company's operations to ensure compliance with applicable federal laws and regulations.

     Enacted in 1986, COBRA has been amended significantly by Congress and is the subject of proposed regulations of the Internal Revenue Service. COBRA, which amended the Internal Revenue Code, ERISA, and the Public Health Service Act, is subject to interpretation by the federal courts and is administered jointly by several federal agencies, including the Internal Revenue Service, the Department of Labor and the Department of Health and Human Services. In addition, COBRA is affected by certain other federal legislation and entitlement programs, such as Medicare, FMLA and, most recently, the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). COBRA applies to virtually all employers with 20 or more employees that maintain group health insurance plans, including fully-insured, self-insured or partially-insured plans, and union or non-union plans. Church groups and the District of Columbia government are exempt from compliance with COBRA.

     To comply with COBRA, an employer must provide written notice to all employees, including newly hired employees and their dependents, of their rights under COBRA when they become covered under a group health plan. Employees and their dependents become eligible for COBRA coverage upon the occurrence of a qualifying event. The occurrence of a qualifying event triggers a series of notifications and related response and payment deadlines, including grace periods, that result in an employee's or qualified beneficiary's ability to elect continued group healthcare plan coverage retroactively, and often after the occurrence of an event leading to claims under the related coverage.

     The penalties for noncompliance with COBRA are substantial. As a provider of COBRA compliance and administration services, the Company's exposure under the Internal Revenue Code for excise taxes imposed for unintentional violations of certain provisions of COBRA is limited to an aggregate of $2.0 million per year. Under the Internal Revenue Code, employers that are subject to COBRA are liable for excise taxes at the rate of $100 per "qualified beneficiary" ($200 if the qualified beneficiary has covered dependents) for each day during which the group healthcare plan is in noncompliance, subject to an annual maximum for unintentional violations. When such noncompliance is not corrected before an audit by the Internal Revenue Service, the employer is subject to certain minimum excise tax obligations, depending on whether or not the violations are "de minimis." ERISA also imposes personal liability on the plan administrator for the benefit of plan participants for COBRA violations in the form of a penalty of up to $110 for each day the violation continues. In addition to liability for COBRA violations under the Internal Revenue Code and ERISA, improper denial of coverage under COBRA or failure to comply with COBRA's notification requirements may result in an employer's liability for damages and equitable remedies, including, but not limited to, healthcare coverage for a former employee or dependent retroactive to the date of the qualifying event which triggered the notification requirement. Depending on the terms of the employer's group healthcare plan, such an employer may be required to provide this type of retroactive coverage without reimbursement from its insurance carrier.

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

     HIPAA (also known as the Kennedy-Kassebaum bill when it was passed in 1996) requires employers with two or more employees and a group health plan to issue "Certificates of Creditable Coverage" to all persons who were covered by their group health plan but lost coverage for any reason since October 1, 1996. The certificate will serve as proof of coverage which the individual can use to obtain waivers of pre-existing condition limitations when seeking coverage under another employer's group health plan.

     HIPAA requires employers to capture information reflecting type of coverage and coverage periods for individuals (employees and dependents) on their plan. Data must be captured as far back as July 1, 1996. The employers then must issue certificates to these individuals documenting the coverage periods for future insurers. Employees, covered dependents, employers and carriers may request certificates at any time up to 24 months after the loss-of-coverage event. The HIPAA compliance process begins when the Company sends each employee and his or her dependents a HIPAA certificate following any loss of coverage from the group health plan.

     As a provider of HIPAA compliance and administration services, the Company is subject to ERISA penalties for noncompliance with certain provisions of HIPAA. Under the Company's service agreements with its customers, the Company assumes financial responsibility for the payment of such penalties assessed against its customers arising out of the Company's failure to comply with HIPAA, unless such penalties are attributable to the customer's failure to comply with HIPAA or with the terms of its agreement with the Company. Under ERISA, employers that are subject to HIPAA are liable for penalties at the rate of $110 per "qualified beneficiary" for each day during which the group healthcare is in noncompliance. These liabilities could, in certain cases, be substantial. Although there can be no assurance that the Company will not incur any material liability for noncompliance with HIPAA or for its failure to comply with its agreement with any customer, as of July 31, 1998, the Company has not incurred any such material liability. The imposition of such liability on the Company in excess of any available insurance coverage could have a material adverse effect on the Company.

COMPETITION

     The market for the Company's services is highly competitive, subject to rapid change and significantly affected by new service introductions and other market activities of industry participants. With respect to benefits administration services, the Company's existing competitors include insurance companies, third-party administrators and other outsourcing service companies. Certain of the Company's existing competitors, as well as a number of potential competitors, have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition and a larger number of clients than the Company. In addition to the Company's competitors, services offered by the Company are often provided in-house. Consequently, outsourcing of benefits administration and payroll services may require the Company's potential customers to reduce, reassign or eliminate in-house benefits administration or human resources personnel, who often have an interest in maintaining these responsibilities in-house. The Company has experienced, and expects to continue to experience, competition from new entrants into its markets. Increased competition, the failure of the Company to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that the most significant competitive factors in the sale of its services include quality, reliability of services and integrity of data provided, flexibility in tailoring services to client needs, assumption of certain responsibilities for compliance with complex laws and regulations, experience, reputation, comprehensive services, integrated services and price.

EMPLOYEES

     As of October 28, 1998, the Company had approximately 1,400 full-time equivalent employees. The service nature of the Company's business makes its employees an important corporate asset. While the market for qualified personnel is competitive, the Company has been able to hire and retain its personnel and believes its relations with its employees are good. The Company's employees are not represented by any union.

SERVICEMARKS

     CobraServ(R) and PayAmerica(R) are registered servicemarks of the Company. Other than CobraServ(R) and PayAmerica(R), the Company does not believe that any other servicemark is material to its business.

INSURANCE

     As a provider of portability compliance and administration services, the Company is subject to excise taxes and penalties for noncompliance with certain provisions of COBRA and HIPAA. In addition, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to fulfill its obligations to its customers under its agreements. The Company maintains a professional liability policy, with a deductible of $25,000 per occurrence, and an annual per aggregate limit on coverage of $5.0 million.

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

ITEM 2.  PROPERTIES

     The Company leases the following facilities:

                                                              SQUARE      EXPIRATION
LOCATION                                                      FOOTAGE      OF LEASE
--------                                                      -------   --------------
Clearwater, Florida.........................................  11,000      June 1999
Princeton, New Jersey.......................................  22,300    December 1999
Irvine, California..........................................   2,150    December 2000
Fairfax, Virginia...........................................  13,000       May 2005
Phoenix, Arizona............................................  10,000    February 2001
LaCrosse, Wisconsin.........................................   6,200      March 2000
Madison, Wisconsin..........................................     900       May 2000
Milwaukee, Wisconsin........................................     500       May 1999
McLean, Virginia............................................  19,000      June 2001
Baltimore, Maryland.........................................   2,600      June 1999
Cherry Hill, New Jersey.....................................   3,000      April 2003
Milwaukee, Wisconsin........................................  19,460      June 2005
San Rafael, California......................................   6,450    November 2002
Englewood, Colorado.........................................  10,700      July 2002
Midlothian, Virginia........................................   8,400      March 2000
Columbia, South Carolina....................................  10,700    September 2002
Silver Spring, Maryland.....................................   1,800       May 2002

     The Company maintains its 65,000 square foot headquarters in Palm Harbor, Florida. The Company purchased this facility in June 1996 for $3.5 million (including land). In May 1997, the Company also moved into its 118,000 square foot facility in Palm Harbor, Florida. The total cost for this facility was approximately $10.7 million (including the land). In addition, the Company owns real estate in Tarpon Springs, Florida, acquired at a price of $2.5 million. In October 1997, the Company acquired a 383,000 square foot campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23.0 million to expand and renovate the facility over the next three years. Upon completion in fiscal 2000, this facility is expected to become the Company headquarters. The Company believes that its facilities are adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

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

     The Company is engaged in various other litigation arising from the ordinary course of its business. In the opinion of management, the ultimate outcome of such litigation is not expected to be material to the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of July 31, 1998 there was one executive officer who was not also a director of the Company. James P. O'Drobinak, age 37, has been Senior Vice President and Chief Financial Officer since January 30, 1997. Prior to joining the Company, Mr. O'Drobinak served as Chief Financial Officer -- North America for Danka Industries, Inc. from 1995 to 1997. From 1983 to 1995, Mr. O'Drobinak held various positions with Deloitte & Touche, LLP, most recently as a Senior Manager of the Tampa, Florida Office. Executive officers are elected annually by the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the high and low sale price of the Company's Common Stock since its initial public offering on May 26, 1994 as reported by Nasdaq and restated for the three-for-two stock splits completed on July 13, 1995 and February 19, 1996, and the two-for-one stock split completed on February 19, 1997:

                                          1998                 1997                   1996
                                  --------------------  -------------------  ----------------------
                                    HIGH       LOW       HIGH       LOW         HIGH        LOW
                                    ----       ---       ----       ---         ----        ---
First Quarter...................  $29 5/8   $22         $37  3/4 $25  1/2     $9 59/64    $6  1/2
Second Quarter..................   26 5/16   21 11/32    33  1/2  19 11/16    16 27/64     9 43/64
Third Quarter...................   31 5/8    24  1/4     24  3/8  16 11/16    31  1/2     16 3/32
Fourth Quarter..................   27 3/4    17  1/2     32  3/4  20  5/8     32  1/2     19
Year............................   31 5/8    17  1/2     37  3/4  16 11/16    32  1/2      6  1/2

                                           1995                    1994
                                  ----------------------  ----------------------
                                     HIGH        LOW         HIGH        LOW
                                     ----        ---         ----        ---
First Quarter...................   $3 19/32    $2 29/64   $--         $--
Second Quarter..................    4 49/64     3 1/16     --          --
Third Quarter...................    5 5/8       4 43/64    --          --
Fourth Quarter..................    7 27/32     5 13/64     2 59/64     2 9/32
Year............................    7 27/32     2 29/64     2 59/64     2 9/32

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently anticipates that all of its earnings will be retained for development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Board of Directors.

     The total number of holders of record of the Company's Common Stock as of October 23, 1998 was approximately 6,429.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the consolidated financial statements of the Company for each of the five years ended July 31, 1998, 1997, 1996, 1995 and 1994. These consolidated financial statements have been audited and reported on by Grant Thornton LLP, independent certified public accountants.

                                                                         YEARS ENDED JULY 31,
                                                          --------------------------------------------------
                                                            1998       1997       1996      1995      1994
                                                          --------   --------   --------   -------   -------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
  Revenue...............................................  $ 74,592   $ 50,079   $ 31,162   $18,835   $13,465
  Cost of services......................................    42,387     28,179     17,864    10,410     7,689
  Selling, general and administrative expenses..........    13,849      9,765      6,575     4,448     3,250
  Acquisition costs.....................................        --         --        361        --        --
  Acquired research and development.....................    11,010         --         --        --        --
                                                          --------   --------   --------   -------   -------
  Operating income......................................     7,346     12,135      6,362     3,977     2,526
  Interest income.......................................     5,364      7,081      2,872       572        65
  Lease revenue, net....................................     2,817         --         --        --        --
                                                          --------   --------   --------   -------   -------
  Income before provision for income taxes..............    15,527     19,216      9,234     4,549     2,591
  Income tax provision..................................     8,800      6,987      3,560     1,755       981
                                                          --------   --------   --------   -------   -------
  Net income............................................  $  6,727   $ 12,229   $  5,674   $ 2,794   $ 1,610
                                                          ========   ========   ========   =======   =======
  Per share data (diluted):
  Net income per share..................................  $    .24   $    .44   $    .25   $   .14   $   .11
                                                          ========   ========   ========   =======   =======
  Weighted average shares outstanding (diluted).........    28,194     27,892     23,031    20,001    14,965

                                                                               JULY 31,
                                                          --------------------------------------------------
                                                            1998       1997       1996      1995      1994
                                                          --------   --------   --------   -------   -------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.......................................  $122,170   $127,839   $145,825   $14,192   $13,676
         Total assets...................................   273,191    222,017    202,574    33,191    27,186
         Total long-term debt...........................        --         --         --        --        --
         Total shareholders' equity.....................   230,615    194,096    181,150    19,213    16,113

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. Additionally, starting in fiscal 1998 the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida operations center through its wholly-owned subsidiary, ABR Properties, Inc.

     The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") or state-mandated continuation coverage) law compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of portability qualifying event and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant, as well as interest earned on the premiums received from continuants prior to remittance to the employer. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment, employee enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are provided both on a one-time and continuous basis. During fiscal 1998 and 1997, 85.4% and 97.5%, respectively, of the Company's revenues were attributable to employee health and welfare administration services.

     The second source of the Company's revenue is providing employee qualified plan administration services, including 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order ("QDRO") administration. During fiscal 1998 and 1997, 10.7% and 1.7%, respectively, of the Company's revenues were attributable to employee qualified retirement plans administration.

     The third source of the Company's revenue is providing payroll and human resource administration services, including tax deposit services and integrated human resource solutions. During fiscal 1998 and 1997, 3.9% and .8%, respectively, of the Company's revenues were attributable to payroll and human resource administration services.

     Costs of services include direct personnel, occupancy and other costs associated with providing services to customers, such as mailing and printing costs. Selling, general and administrative expenses include administrative, marketing and certain other indirect costs.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.

                                                              PERCENTAGE OF REVENUES
                                                              -----------------------
                                                               YEARS ENDED JULY 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Revenue.....................................................  100.0%   100.0%   100.0%
Cost of services............................................   56.8     56.3     57.3
Selling, general and administrative expenses................   18.6     19.5     21.1
Acquisition costs...........................................     --       --      1.2
Acquired Research and Development...........................   14.8       --       --
                                                              -----    -----    -----
Operating income............................................    9.8     24.2     20.4
Interest income.............................................    7.2     14.2      9.2
Lease revenue, net..........................................    3.8       --       --
Income taxes................................................   11.8     14.0     11.4
                                                              -----    -----    -----
Net income..................................................    9.0%    24.4%    18.2%
                                                              =====    =====    =====

YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

     Revenues increased $24.5 million, or 48.9%, to $74.6 million during the year ended July 31, 1998 from $50.1 million during the year ended July 31, 1997. Of the $24.5 million increase in revenues, $14.9 million was attributable to increased employee health and welfare administration revenues, $7.1 million was attributable to increased employee qualified plan administration revenues and $2.5 million was due to increased revenues from payroll and human resource administration services. For the year ended July 31, 1998, health and welfare administration revenue was $63.7 million, qualified plan administration revenue was $8.0 million, and payroll and human resource administration was $2.9 million.

     The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers and new service product offerings related to the federally-mandated HIPAA requirements. The increase in employee qualified retirement plan administration revenues was primarily attributable to the two new subsidiaries acquired by the Company effective February 1, 1998. The increase in payroll and human resource administration was primarily attributable to the acquisition of PayAmerica effective April 30, 1998.

     Cost of services increased $14.2 million, or 50.4%, to $42.4 million during the year ended July 31, 1998 from $28.2 million during the year ended July 31, 1997. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the amortization of software placed in service as completed, the transition and consolidation of certain operational duties into the Florida operations center and the addition of three subsidiaries during the year ended July 31, 1998. As a percentage of revenues, 1998 cost of services increased to 56.8% from 56.3% in the previous year.

     Selling, general and administrative expenses increased $4.0 million, or 40.8%, to $13.8 million during the year ended July 31, 1998 from $9.8 million during the year ended July 31, 1997. The increase in selling, general and administrative expenses was primarily attributable to additional advertising, the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and the acquisition of three subsidiaries during the year ended July 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 18.6% from 19.5% in the previous year.

     Acquired research and development increased to $11.0 million for the year ended July 31, 1998 as compared to $0 for the year ended July 31, 1997. The acquired in-process research and development was, as a result of the purchase of PayAmerica in 1998 which, in accordance with applicable accounting rules, was expensed. The value assigned to acquired in-process research and development was based on a third-party valuation.

     Interest income decreased $1.7 million to $5.4 million during the year ended July 31, 1998 from $7.1 million during the year ended July 31, 1997. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions of two new subsidiaries, increased utilization of tax-free investment instruments which yield a lower stated interest rate, and an overall decline in short-term interest rates.

     Lease revenue increased to $2.8 million for the year ended July 31, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1999 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in 2000.

     Income taxes increased 25.7% to $8.8 million during the year ended July 31, 1998 from $7.0 million during the year ended July 31, 1997. The Company's effective tax rate increased to 56.7% for the year ended July 31, 1998 from 36.4% for the corresponding period in the previous year. This increase was primarily due to the non-deductibility (for income tax purposes) of acquired in-process research and developments costs associated with the PayAmerica acquisition.

     As a result of the foregoing, the Company's net income decreased $5.5 million, or 45.1%, to $6.7 million during the year ended July 31, 1998 from $12.2 million during the year ended July 31, 1997. Net income per share was $.24 (diluted) for the year ended July 31, 1998 as compared to $.44 (diluted) for the prior year.

YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

     Revenues increased $18.9 million, or 60.6%, to $50.1 million during the year ended July 31, 1997 from $31.2 million during the year ended July 31, 1996. Of the $18.9 million increase in revenues, $18.3 million was attributable to increased employee health and welfare administration revenues, $.5 million was attributable to increased employee qualified plan administration revenues and $.1 million was due to increased revenues from payroll and human resource administration services. For the year ended July 31, 1997, health and welfare administration revenue was $48.8 million, qualified plan administration revenue was $.9 million, and payroll and human resource administration was $.4 million.

     The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers and new service product offerings related to state-mandated continuation coverage health portability laws, enrollment and eligibility and the federally-mandated HIPAA requirements. The increase in payroll and human resource administration was primarily attributable to the addition of new customers.

     Cost of services increased $10.3 million, or 57.5%, to $28.2 million during the year ended July 31, 1997 from $17.9 million during the year ended July 31, 1996. The increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, and the amortization of software placed in service as completed. As a percentage of revenues, the 1997 cost of services decreased to 56.3% from 57.3% in the previous year. The decrease as a percent of revenues resulted primarily from operating efficiencies from the allocation of these expenses over an increasingly larger revenue base.

     Selling, general and administrative expenses increased $3.2 million, or 48.5%, to $9.8 million during the year ended July 31, 1997 from $6.6 million during the year ended July 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and additional advertising costs. As a percentage of revenues, selling, general and administrative expenses decreased to 19.5% from

21.1% in the previous year, primarily as a result of operating efficiencies from the allocation of these expenses over an increasingly larger revenue base.

     Acquisition costs decreased to $0 during fiscal 1997 from $361,000 for fiscal 1996. The 1996 expenses relate to costs associated with the acquisition of the L.P. Baier Company, which was accounted for using the pooling of interests method of accounting.

     Interest income increased $4.2 million to $7.1 million during the year ended July 31, 1997 from $2.9 million during the year ended July 31, 1996. This increase was the result of the proceeds from the secondary stock offering completed in March 1996 being invested for a full year in fiscal 1997.

     Income taxes increased 96.3% to $7.0 million during the year ended July 31, 1997 from $3.6 million during the year ended July 31, 1996. The Company's effective tax rate decreased to 36.4% for the year ended July 31, 1997 from 38.6% for the corresponding period in the previous year. This decrease reflected the Company's move to more tax-free investments in fiscal 1997.

     As a result of the foregoing, the Company's net income increased $6.5 million, or 115.5%, to $12.2 million during the year ended July 31, 1997 from $5.7 million during the year ended July 31, 1996. Net income per share (diluted) was $.44 for the year ended July 31, 1997 as compared to $.25 (diluted) for the prior year.

YEAR 2000 MATTERS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. In 1996, the Company initiated the process of modifying existing software programs to become Year 2000 compliant. Management has determined that the Year 2000 issue will not pose a significant operational problem for its computer systems.

     The Company is utilizing both internal and external resources to test and reprogram, or replace, the software for Year 2000 compliance. The Company is also in the process of identifying non-IT systems in which Year 2000 problems could be embedded, testing those systems for Year 2000 compliance and correcting or replacing those systems having Year 2000 problems. The Company anticipates completing the Year 2000 project for both IT and non-IT systems no later than March 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at approximately $250,000. Approximately $100,000 in costs has been incurred to date. These costs are being funded through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. All costs associated with addressing the Year 2000 Issue are being expensed as incurred.

     The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While some suppliers and customers have responded affirmatively, a majority have not as yet provided the necessary feedback. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have a material adverse effect on the Company's systems and in turn, the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended July 31, 1998, net cash provided by operating activities was $32.6 million as compared to $16.4 million for fiscal 1997. As of July 31, 1998 and 1997, the Company's working capital and current ratio were $122.1 million and 4.6:1 and $127.8 million and 6.1:1, respectively. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

     During the year ended July 31, 1998, the Company's capital expenditures were $33.7 million.

     On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million to expand and renovate the facility over the next three years. Management estimates that as of July 31, 1998, approximately $13 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

     In September 1998, the Company announced plans to repurchase up to 3.0 million shares of its outstanding common stock.

     The Company believes that its cash, investments, cash flows from operations and potential additional borrowing capacity will be adequate to meet the Company's expected capital requirements for the foreseeable future.

     The Company has a three-year, $25.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except to purchase money security interests in specific equipment in an aggregate amount of less than $1,500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 62.5 and 150 basis points based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.5-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of a certain funded debt to tangible net worth ratio. As of July 31, 1998, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company has not adopted SFAS No. 130 "Reporting Comprehensive Income," which requires reporting "comprehensive income" for transactions that bypass the income statement and are reported directly in the equity section of the balance sheet. This statement is effective for the Company's 1999 fiscal year. Currently the Company does not expect adoption of this standard to have a material effect on its financial statements.

     The Company has not adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting business segments and information, including how the segments are determined, products and services are provided and changes in the measurement of segment accounts from period to period. This statement is effective for the Company's 1999 fiscal year. The Company has not yet determined the effect that the adoption of this standard will have on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant's investment portfolio consists primarily of high grade fixed income investments, such as AA or better rated fixed income municipal instruments, and consequently the Company believes such portfolio does not subject it to material market risk exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements of the Company and its independent certified public accountant's Report are set forth on pages 23 through 40 of this report:

           Report of Independent Certified Public Accountants.
           Consolidated Balance Sheets as of July 31, 1998 and 1997. Consolidated Statements of Income for the Years Ended July 31, 1998,
             1997, and 1996.
           Consolidated Statements of Shareholders' Equity for the Years Ended
             July 31, 1998, 1997, and 1996.
           Consolidated Statements of Cash Flows for the Years Ended July 31,
             1998, 1997 and 1996.
           Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be set forth under the caption "Item 1: Election of Directors" in the Company's Proxy Statement dated on or about November 16, 1998, for the Annual Meeting of Shareholders to be held December 22, 1998 (the "Proxy Statement"), and the information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference. The information set forth under "Executive Officers of the Registrant" in Part I hereof is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information to be set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference; provided, however that the Company specifically excludes from such incorporation by reference any information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management to be set forth under the caption "Principal Shareholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

          (1) Financial Statements.

             Report of Independent Certified Public Accountants.

             Consolidated Balance Sheets as of July 31, 1998 and 1997.

             Consolidated Statements of Income for the Years Ended July 31, 1998, 1997, and 1996.

             Consolidated Statements of Shareholders' Equity for the Years Ended July 31, 1998, 1997, and 1996.

             Consolidated Statements of Cash Flows for the Years Ended July 31, 1998, 1997, and 1996.

             Notes to Consolidated Financial Statements.

          (2) Financial Statement Schedule.

             Report of Independent Certified Public Accountants on The Schedule.

SCHEDULE
 NUMBER         DESCRIPTION
--------        -----------
II         --   Valuation and Qualifying Accounts

          (3) Exhibits.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  3.1     --   Articles of Incorporation of ABR Information Services,
               Inc.(1)
  3.2     --   Bylaws of ABR Information Services, Inc.(1)
 10.1     --   Form of Employment Agreement between ABR Information
               Services, Inc. and each of James E. MacDougald and Suzanne
               M. MacDougald.(1)
 10.2     --   ABR Information Services, Inc. 1995 Non-Employee Director
               Stock Option Plan.(2)
 10.3     --   ABR Information Services, Inc. 1996 Non-Employee Director
               Stock Option Plan, as amended.
 10.4     --   ABR Information Services, Inc. Amended and Restated 1987
               Stock Option Plan.(4)
 10.5     --   ABR Information Services, Inc. Amended and Restated 1993
               Stock Option Plan (as amended).(2)
 10.6     --   ABR Information Services, Inc. Incentive Bonus Plan.(1)
 10.7     --   Revolving Line of Credit Note/Loan Agreement dated June 19,
               1998 by and between Barnett Bank, N.A. and ABR Information
               Services, Inc.
 10.8     --   Services Agreement between Corporate Benefits Delivery of
               General Electric Company and ABR Benefits Services, Inc. (as
               successor to Bullock Associates, Inc.), as amended on
               December 15, 1995.(5)
 10.9     --   Agreement and Plan of Reorganization dated as of February 1,
               1996 by and among ABR Information Services, Inc., Total
               Cobra Services and John M. Hermann.(3)
 10.10    --   Agreement and Plan of Reorganization dated as of June 28,
               1996 by and among ABR Information Services, Inc., The L.P.
               Baier Company and L.P. Baier's shareholders.(3)
 10.11    --   Stock Purchase Agreement by and among ABR Information
               Services, Inc., Bullock Associates, Inc., W. Carl Bullock,
               Barbara A. Biasotti and Nancy L. Clark dated as of December
               15, 1995.(6)
 10.12    --   Agreement for Sale and Purchase of Property, dated October
               2, 1997, by and between Florida Power Corporation (Seller)
               and ABR Properties, Inc. (Buyer), including commercial lease as of the same date.(7)
 10.13    --   Stock Purchase Agreement dated February 26, 1998 and
               effective February 1, 1998, by and among ABR Information
               Services, Inc., Charing Company, Inc. and the shareholders of Charing Company, Inc.(8)
 10.14    --   Stock Purchase Agreement dated February 27, 1998 and
               effective February 1, 1998, by and among ABR Information
               Services, Inc., Matthews, Malone & Associates, Ltd. and the
               shareholders of Matthews, Malone & Associates, Ltd.(8)

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.15    --   Agreement and Plan of Reorganization, dated April 30, 1998, by and among ABR Information Services, Inc., Business
               Computer Services, Inc. ("BCSI"), Joseph M. Speroni, Paul J.
               Speroni, Robert S. Speroni, Stephen J. Speroni, Joseph F.
               Speroni, David M. Speroni, Richard B. Speroni, Rex Haverty,
               E. Hale Waller, Nikky Losapio and Christopher Mantua, as the
               Shareholders of BCSI, and Samuel N. Klewans, as
               Shareholders' Agent.(9)
 10.16    --   Stock Purchase Agreement, dated August 12, 1998, and
               effective as of August 1, 1998, by and among ABR Information
               Services, Inc., MidAtlantic 401(k) Services, Inc., the
               Shareholders of MidAtlantic 401(k) Services, Inc., and E.
               Franklin De Pew, as Shareholders' Agent.
 10.17    --   Stock Purchase Agreement, dated October 22, 1998, by and
               among ABR Information Services, Inc., Chowning, Ltd., The
               Barrington Group, Ltd., Mark G. FitzGerald, Timothy D. Dyer
               and Laura J. LaPinske, as shareholders of Chowning, Ltd.,
               and Mark G. FitzGerald, as Shareholders' Agent.(10)
 10.18    --   ABR Information Services, Inc. 1997 Stock Option Plan.
 10.19    --   Stock Purchase Agreement, dated October 30, 1998, and
               effective as of October 1, 1998, by and among ABR
               Information Services, Inc., Western Pension Service
               Corporation, and Robert A. Jocelyn.
 10.20    --   Stock Purchase Agreement, dated November 10, 1998, and
               effective as of November 1, 1998, by and among ABR
               Information Services, Inc., BMC Consultants, Inc., Jeffrey
               J. Berends, D'Nelle L. Macaluso, Frank J. Dobis, Scott A.
               Hittner, Carol L. Carlson, Thomas W. Nielsen, Jr., Walter L.
               Malles, Jr. and Gene R. Etzig, as Shareholders of BMC
               Consultants, Inc., and Jeffrey J. Berends, as Shareholders'
               Agent.
 10.21    --   Form of Key Executive Employment and Severance Agreement
               between ABR Information Services, Inc. and each of James E.
               MacDougald and James P. O'Drobinak, executive officers.
 21.1     --   List of subsidiaries of ABR Information Services, Inc.
 23.1     --   Consent of Grant Thornton LLP.
 24.1     --   Powers of Attorney (included on signature page hereto).
 27.1     --   Financial Data Schedule (for SEC use only)

---------------

(1) Previously filed as part of the Company's Form S-1 Registration Statement (No. 33-76922) dated May 26, 1994 and incorporated herein by reference.
(2) Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1995.
(3) Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1996.
(4) Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1994.
(5) Previously filed as part of the Company's Form 10-Q for the quarter ended January 31, 1996.
(6) Previously filed as part of the Company's Form 8-K dated as of December 26, 1995.
(7) Previously filed as part of the Company's Form 10-K for the fiscal year ended July 31, 1997.
(8) Previously filed as part of the Company's Form 10-Q for the quarter ended January 31, 1998.
(9) Previously filed as part of the Company's Form 8-K/A dated as of November 13, 1998.
(10) Previously filed as part of the Company's Form 8-K dated as of November 5, 1998.

     Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.18, and 10.21 represent management contracts and compensatory plans.

     (b) Reports on Form 8-K.

     The Company filed a Report on Form 8-K on May 15, 1998 reporting the acquisition of Business Computer Services, Inc. (d.b.a. Pay America(R)) on April 30, 1998. This report was amended and restated in its entirety pursuant to a Report on Form 8-K/A filed on November 13, 1998. Included as an exhibit to such filing is the Agreement and Plan of Reorganization by and among ABR Information Services, Inc., Business Computer Services, Inc., the Shareholders of Business Computer Services, Inc., and Samuel N. Klewans, as Shareholders' Agent. No financial statements were required to be filed as part of either the Form 8-K or Form 8-K/A.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
ABR Information Services, Inc.

     We have audited the accompanying consolidated balance sheets of ABR Information Services, Inc. as of July 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ABR Information Services, Inc. as of July 31, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Tampa, Florida
November 11, 1998

                          CONSOLIDATED BALANCE SHEETS

                                                                       JULY 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 54,427,446   $ 33,322,734
  Investments...............................................    85,912,690    109,486,166
  Accounts receivable, net..................................    13,102,473      7,308,914
  Prepaid expenses and other................................     2,582,277      2,595,306
                                                              ------------   ------------
          Total current assets..............................   156,024,886    152,713,120
Long-Term Investments.......................................     6,021,873     14,128,644
Property and Equipment, net.................................    47,713,155     27,790,354
Software Development Costs, net.............................    21,276,073     11,767,211
Goodwill, Intangibles and Other Assets, net.................    42,154,560     15,617,519
                                                              ------------   ------------
          Total Assets......................................  $273,190,547   $222,016,848
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  1,336,504   $    613,138
  Accrued expenses..........................................     2,882,668        512,035
  Customer accounts deposits................................    29,147,418     23,133,381
  Unearned revenue..........................................       361,782        594,524
  Income taxes payable......................................       126,508         20,770
                                                              ------------   ------------
          Total current liabilities.........................    33,854,880     24,873,848
                                                              ------------   ------------
Deferred Income Taxes.......................................     8,720,312      3,047,243
                                                              ------------   ------------
Shareholders' Equity:
  Preferred stock -- authorized 2,000,000 shares of $.01 par
     value; no shares issued................................            --             --
  Common stock -- authorized 100,250,000 shares of $.01 par
     value; issued and outstanding, 28,695,592 and
     27,376,356 shares, respectively........................       286,956        273,763
  Additional paid-in capital................................   200,238,804    170,459,157
  Retained earnings.........................................    30,089,595     23,362,837
                                                              ------------   ------------
          Total Shareholders' Equity........................   230,615,355    194,095,757
                                                              ------------   ------------
          Total Liabilities and Shareholders' Equity........  $273,190,547   $222,016,848
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED JULY 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Revenue.................................................  $74,592,273   $50,078,842   $31,162,181
Operating expenses:
  Cost of services......................................   42,386,859    28,178,925    17,863,588
  Selling, general and administrative...................   13,849,617     9,765,500     6,575,390
  Acquisition costs.....................................           --            --       361,198
  Acquired research and development.....................   11,010,000            --            --
                                                          -----------   -----------   -----------
Operating income........................................    7,345,797    12,134,417     6,362,005
Interest income.........................................    5,363,957     7,081,238     2,872,145
Lease revenue, net......................................    2,817,004            --            --
                                                          -----------   -----------   -----------
Income before provision for income taxes................   15,526,758    19,215,655     9,234,150
Income tax provision....................................    8,800,000     6,987,003     3,560,366
                                                          -----------   -----------   -----------
          Net income....................................  $ 6,726,758   $12,228,652   $ 5,673,784
                                                          ===========   ===========   ===========
Net income per share (basic)............................  $       .24   $       .45   $       .25
                                                          ===========   ===========   ===========
Net income per share (diluted)..........................  $       .24   $       .44   $       .25
                                                          ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       COMMON STOCK          ADDITIONAL
                                  -----------------------     PAID-IN       RETAINED
                                    SHARES       AMOUNT       CAPITAL       EARNINGS        TOTAL
                                  ----------   ----------   ------------   -----------   ------------
Balance at July 31, 1995........   6,640,814   $   66,408   $ 13,686,162   $ 5,460,401   $ 19,212,971
Common stock split..............   3,248,882       32,489        (33,917)           --         (1,428)
Exercise of stock options.......     145,911        1,459        666,890            --        668,349
Tax benefit related to exercise
  of certain stock options......          --           --      1,426,563            --      1,426,563
Shares issued in conjunction
  with acquisition..............     132,712        1,327      3,048,848            --      3,050,175
Secondary stock offering, net of
  offering costs of $381,092....   3,419,875       34,199    151,085,171            --    151,119,370
Net income......................          --           --             --     5,673,784      5,673,784
                                  ----------   ----------   ------------   -----------   ------------
Balance at July 31, 1996........  13,588,194      135,882    169,879,717    11,134,185    181,149,784
Common stock split..............  13,685,918      136,859       (136,859)           --             --
Exercise of stock options.......     102,244        1,022        659,693            --        660,715
Tax benefit related to exercise
  of certain stock options......          --           --         56,606            --         56,606
Net income......................          --           --             --    12,228,652     12,228,652
                                  ----------   ----------   ------------   -----------   ------------
Balance at July 31, 1997........  27,376,356      273,763    170,459,157    23,362,837    194,095,757
Exercise of stock options.......     121,228        1,212        991,516            --        992,728
Shares issued in conjunction
  with acquisition..............   1,198,008       11,981     28,788,131            --     28,800,112
Net income......................          --           --             --     6,726,758      6,726,758
                                  ----------   ----------   ------------   -----------   ------------
Balance at July 31, 1998........  28,695,592   $  286,956   $200,238,804   $30,089,595   $230,615,355
                                  ==========   ==========   ============   ===========   ============

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                YEARS ENDED JULY 31,
                                                    ---------------------------------------------
                                                        1998            1997            1996
                                                    -------------   -------------   -------------
Cash flows from operating activities:
  Net income......................................  $   6,726,758   $  12,228,652   $   5,673,784
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................      6,864,895       3,498,034       1,642,754
     Deferred income taxes........................      5,031,147       2,151,688         328,514
     Tax benefit related to exercise of certain
       stock options..............................             --          56,606       1,426,563
     Provision for losses on accounts
       receivable.................................        339,033          91,281          12,692
     Acquired research and development............     11,010,000              --              --
  Change in operating assets and liabilities net
     of effects from purchases:
     Accounts receivable..........................     (3,908,507)     (4,516,626)       (771,537)
     Prepaid expenses and other...................         91,240      (1,312,354)       (528,798)
     Other assets.................................         26,358        (112,693)         (8,953)
     Accounts payable.............................        686,329          (2,525)       (674,980)
     Accrued expenses.............................        (42,320)       (250,407)       (130,668)
     Customer accounts deposits...................      5,983,594       5,113,976       4,228,527
     Unearned revenue.............................       (253,277)        (52,569)         23,931
     Income taxes payable.........................         17,898        (462,893)        298,695
                                                    -------------   -------------   -------------
          Net cash provided by operating
            activities............................     32,573,148      16,430,170      11,520,524
                                                    -------------   -------------   -------------
Cash flows from investing activities:
  Additions to investments........................   (576,404,831)   (394,805,395)   (314,607,394)
  Maturities of investments.......................    608,085,078     419,288,657     172,470,327
  Additions to property and equipment.............    (22,432,419)    (15,192,338)    (12,537,101)
  Additions to software development costs.........    (11,295,633)     (6,275,787)     (3,292,648)
  Acquisitions, net of cash acquired..............    (10,413,359)       (871,684)    (10,656,020)
                                                    -------------   -------------   -------------
          Net cash provided by (used in) investing
            activities............................    (12,461,164)      2,143,453    (168,622,836)
                                                    -------------   -------------   -------------
Cash flows from financing activities:
  Proceeds from bank borrowings...................      7,198,574              --       6,000,000
  Principal payments under bank borrowings........     (7,198,574)             --      (6,000,000)
  Exercise of stock options.......................        992,728         660,715         668,248
  Public offerings, net of cost...................             --              --     151,119,370
                                                    -------------   -------------   -------------
          Net cash provided by financing
            activities............................        992,728         660,715     151,787,618
                                                    -------------   -------------   -------------
Net increase (decrease) in cash and cash
  equivalents.....................................     21,104,712      19,234,338      (5,314,694)
Cash and cash equivalents at beginning of year....     33,322,734      14,088,396      19,403,090
                                                    -------------   -------------   -------------
Cash and cash equivalents at end of year..........  $  54,427,446   $  33,322,734   $  14,088,396
                                                    =============   =============   =============

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 1998, 1997 AND 1996

NOTE A -- DESCRIPTION OF ORGANIZATION AND BUSINESS

     ABR Information Services, Inc. (the "Company") through its wholly-owned subsidiaries, ABR Benefits Services, Inc., Charing Company, Inc., Matthews, Malone & Associates, Ltd., Business Computer Services, Inc., MidAtlantic 401(k) Services, Inc., Chowning, Ltd., Western Pension Service Corporation and BMC Consultants, Inc., is a leading provider of comprehensive benefits administration, payroll, and human resource services to employers seeking to outsource these functions. The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function. Additionally, the Company generates non-operating revenue from the short-term lease (expiring in April 1999) of its St. Petersburg, Florida operations center through its wholly-owned subsidiary, ABR Properties, Inc.

     The Company provides outsourced benefits administration, payroll, and human resource services to employers ranging in size from 20 to 200,000 employees. ABR provides portability (primarily COBRA and HIPAA) services through the trade name CobraServ(R) and payroll and tax deposit services through the trade name PayAmerica.(R) The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,400 people in marketing/operations centers in Florida, New Jersey, Virginia, Maryland, California, Wisconsin and Arizona.

     The financial statements have been restated to reflect the three-for-two stock split completed February 1996 and a two-for-one stock split completed February 1997.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of ABR Information Services, Inc. and all of its subsidiaries. All material intercompany balances and transactions have been eliminated.

2. REVENUE RECOGNITION

Revenues are recognized when the related services have been provided. Advance payments received from customers for services not provided are included in unearned revenue.

3. COST OF SERVICES

Cost of services includes personnel, occupancy and other costs associated with providing services to customers, such as mailing and printing costs.

4. CUSTOMER ACCOUNTS DEPOSITS

As part of the services provided to customers, the Company bills and collects for its customers and maintains the funds in segregated accounts until the funds are remitted. For financial statement purposes, the segregated funds are included in cash and investments (as the funds are not restricted) with the corresponding liability presented as customer accounts deposits.

5. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments, with a maturity of 30 days or less when purchased, as cash equivalents.

     The Company presents Cash and Cash Equivalents exclusive of PayAmerica tax deposits held for future payment on behalf of its payroll customers due to their restricted and short-term nature. The amount of such tax deposits and related liability was approximately $65.9 million at July 31, 1998.

     As of July 31, 1998 and 1997, substantially all of the Company's cash is invested in overnight repurchase agreements of mortgage-backed or government securities. The Company has a security interest in the specific investment underlying the repurchase agreements.

6. INVESTMENTS

     The Company's investments are classified as either "Held-to-Maturity" or "Available-for-Sale" investment securities in accordance with SFAS No. 115. "Held-to-Maturity" investments are securities which the Company has the ability and positive intent to hold to maturity and are stated at cost, adjusted for amortization of premiums and accretion of discounts which are computed by the interest method. Declines in fair value that are other than temporary are recorded as incurred. "Available-for-Sale" securities are measured at fair value.

7. CONTRACT SET-UP COSTS

     Under contractual arrangements with certain customers, the Company incurs set-up costs. These costs are capitalized and amortized over the contract period, but no longer than twelve months, using the straight-line method. As of July 31, 1998 and 1997, unamortized set-up costs of $835,103 and $1,013,789, respectively, are included in prepaid expenses. During 1998, 1997 and 1996, amortization of set-up costs totaled $2,453,139, $989,612 and $569,755, respectively. AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" will not impact contract set-up costs.

8. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Accelerated methods are used for income tax purposes.

9. SOFTWARE DEVELOPMENT COSTS

     Effective in fiscal 1998, the Company adopted AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard states that costs to develop internal-use computer software during the application development stage as defined in SOP 98-1 should be capitalized. The adoption of this standard had no material effect on the Company's financial statements. For fiscal 1997 and 1996, software development costs consist primarily of purchased software, consulting services, salaries and certain other expenses related to the development and modification of software capitalized in accordance with the provisions of SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such cost begins only upon the establishment of technological feasibility as defined in SFAS No. 86. Such capitalized costs are amortized when the software is available to service customers using the straight-line method over an estimated life of four to five years or based on the ratio of current gross revenue to the anticipated gross revenue, whichever is greater. Amortization expense for the years ended 1998, 1997 and 1996 was $1,966,771, $690,549 and $95,411, respectively. Accumulated amortization of software development costs totaled $2,790,629 and $911,084 at July 31, 1998 and 1997, respectively.

     Software development costs that were expensed and not capitalized totaled $5,191,579, $3,113,157 and $1,312,653 for the years ended 1998, 1997 and 1996, respectively.

     Subsequent to year end, the Company's Board of Directors redefined the strategic design of a number of its completed and in-process software projects. In conjunction with this strategic change, software projects in the amount of $14,300,000 will be superceded by new product design or outright eliminated. Therefore, in the first quarter of fiscal 1999, the Company will take a non-cash charge of approximately $13,800,000 (pre-tax) for these software projects.

10. INCOME TAXES

     Deferred income taxes principally result from expensing certain software development costs for income tax return purposes while capitalizing and amortizing certain of these costs for financial statement purposes.

11. NET INCOME PER SHARE

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128). This Standard became effective for financial statements issued after December 15, 1997 and eliminates primary and fully diluted income per share and replaces them with basic and diluted income per share. Accordingly, all income per share amounts for the prior periods presented have been restated to conform to the new Standard (see Note
H).

12. RECLASSIFICATIONS

     Certain amounts in prior years' financials statements have been reclassified to conform with the July 31, 1998 presentation.

13. NEW ACCOUNTING PRONOUNCEMENTS

     The Company has not adopted SFAS No. 130 "Reporting Comprehensive Income" which requires reporting "comprehensive income" for transactions that bypass the income statement and are reported directly in the equity section of the balance sheet. This statement is effective for the Company's 1999 fiscal year. Currently the Company does not expect adoption of this standard to have a material effect on its financial statements.

     The Company has not adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires reporting business segments and information, including how the segments are determined, products and services are provided and changes in the measurement of segment accounts from period to period. This statement is effective for the Company's 1999 fiscal year. The Company has not yet determined the effect that the adoption of this standard will have on its financial statements.

14. GOODWILL AND OTHER INTANGIBLES

     Amortization is based upon the allocation of the total purchase price (see Note N) and amortization periods, using the straight-line method, as follows:

                                                                            ESTIMATED
                                                                             USEFUL
                                                              ALLOCATION      LIVES
                                                              -----------   ---------
Non-competition Agreements..................................  $ 1,104,000   2-5 years
Contracts...................................................  $ 2,000,000    10 years
Trademarks..................................................  $ 1,590,000      --
Customer Accounts...........................................  $ 1,050,000    10 years
Workforce...................................................  $ 1,850,000    10 years
Goodwill....................................................  $37,268,018    25 years

     Amortization expense totaled $1,337,105, $865,603 and $482,708 for the years ended July 31, 1998, 1997 and 1996, respectively. The accumulated amortization totaled $2,707,458 and $1,348,310 at July 31, 1998 and 1997, respectively of which $1,755,050 and $843,311 respectively relate to goodwill.

     The Company evaluates the recoverability of goodwill and reviews the amortization period on an annual basis. Several factors are used to evaluate goodwill, including management's plans for future operations, recent operating results and projected undiscounted cash flows. No adjustments to goodwill have been necessary.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     At July 31, 1998 and 1997, the carrying amount of cash, accounts receivable, accounts payable, accrued expenses and customer accounts deposits approximate fair value because of the short-term maturities of these items.

16. USE OF ESTIMATES

     The financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgements. Actual results could differ from these estimates.

NOTE C -- INVESTMENTS

     The Company classifies debt and equity securities in two categories:
Available-for-Sale securities and Held-to-Maturity securities.
Available-for-Sale securities are measured at fair value, with net unrealized gains and losses reported in equity. Held-to-Maturity securities are carried at amortized cost.

     The amortized cost, unrealized gains and losses, and fair values of the Company's Available-for-Sale and Held-to-Maturity investment securities at July 31, 1998 and 1997 are summarized as follows:

                                                                                   ESTIMATED
                                          AMORTIZED     UNREALIZED   UNREALIZED       FAIR
                                             COST         GAINS        LOSSES        VALUE
                                         ------------   ----------   ----------   ------------
AT JULY 31, 1998:
Available-for-Sale Securities
  Obligations of local, state and
  federal governmental agencies........  $ 53,627,784    $    --      $     --    $ 53,627,784
Held-to-Maturity Securities Obligations
  of local, state and federal
  governmental agencies................    38,306,779     65,200        41,633      38,330,346
                                         ------------    -------      --------    ------------
          Total........................  $ 91,934,563    $65,200      $ 41,633    $ 91,958,130
                                         ============    =======      ========    ============
AT JULY 31, 1997:
Available-for-Sale Securities
  Obligations of local, state and
  federal governmental agencies........  $ 68,311,065    $    --      $     --    $ 68,311,065
Held-to-Maturity Securities Obligations
  of local, state and federal
  governmental agencies................    55,303,745     65,363       107,178      55,261,930
                                         ------------    -------      --------    ------------
          Total........................  $123,614,810    $65,363      $107,178    $123,572,995
                                         ============    =======      ========    ============

     The following table lists the maturities of debt securities held at July 31, 1998 and 1997 classified as Available-for-Sale and Held-to-Maturity:

                                         AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                      -------------------------   -------------------------
                                                     ESTIMATED                   ESTIMATED
                                       AMORTIZED       FAIR        AMORTIZED       FAIR
                                         COST          VALUE         COST          VALUE
                                      -----------   -----------   -----------   -----------
AT JULY 31, 1998:
Due in one year or less.............  $53,627,784   $53,627,784   $32,284,906   $32,247,092
Due after one year through five
  years.............................           --            --     6,021,873     6,083,254
                                      -----------   -----------   -----------   -----------
          Total.....................  $53,627,784   $53,627,784   $38,306,779   $38,330,346
                                      ===========   ===========   ===========   ===========
AT JULY 31, 1997:
Due in one year or less.............  $68,311,065   $68,311,065   $41,175,101   $41,136,201
Due after one year through five
  years.............................           --            --    14,128,644    14,125,729
                                      -----------   -----------   -----------   -----------
          Total.....................  $68,311,065   $68,311,065   $55,303,745   $55,261,930
                                      ===========   ===========   ===========   ===========

     There were no sales of securities classified as Available-for-Sale in 1998 and 1997. The Company uses the specific identification method to determine the cost of securities sold.

     Interest earned on investment securities and cash and cash equivalents was $7,483,894, $8,252,011 and $3,846,102 for the years ended July 31, 1998, 1997 and 1996, respectively. A portion of these amounts is included in Revenues and the remainder is reported separately as Interest Income in the Consolidated Statements of Income.

NOTE D -- PROPERTY AND EQUIPMENT

                                                        JULY 31,
                                                -------------------------     ESTIMATED
                                                   1998          1997           LIFE
                                                -----------   -----------   -------------
Land and buildings............................  $34,680,594   $17,007,404   39 Years
Equipment.....................................   17,494,203    12,908,421   5 Years
Furniture and fixtures........................    2,968,469     1,930,115   10 Years
Leasehold improvements........................      332,166       439,085   Life of Lease
                                                -----------   -----------
                                                 55,475,432    32,285,025
Accumulated depreciation......................   (7,762,277)   (4,494,671)
                                                -----------   -----------
          Total property and equipment, net...  $47,713,155   $27,790,354
                                                ===========   ===========

     Depreciation expense for the years ended 1998, 1997 and 1996 was $3,561,018, $1,941,882 and $1,064,635, respectively.

NOTE E -- LINES OF CREDIT

     On June 19, 1998, the Company entered into a three-year, $25.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except purchase money security interests in specific equipment in an aggregate amount of less than $1,500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 62.5 and 150 basis points based on certain financial ratios. The credit facility contains certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.5-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of a certain funded debt to tangible net worth ratio. As of July 31,

1998, the Company was in compliance with all such covenants, and there were no amounts outstanding under the credit facility.

NOTE F -- SHAREHOLDERS' EQUITY

COMMON STOCK

     The authorized Common Stock of the Company consists of 100,000,000 shares of voting Common Stock, and 250,000 shares of nonvoting Common Stock. The shares of nonvoting Common Stock have the same rights as the shares of voting Common Stock, except that the holders of nonvoting Common Stock are not entitled to vote on matters submitted to shareholders, except as required by applicable law. As of July 31, 1998, there were no shares of nonvoting Common Stock issued and outstanding. On July 13, 1995 and February 19, 1996 the Company completed three-for-two stock splits, on February 19, 1997 the Company completed a two-for-one stock split, and on June 28, 1996 the Company completed an acquisition utilizing the pooling of interests method of accounting. The weighted average shares outstanding, earnings per share and stock options have been restated to reflect the stock splits and the acquisition by a pooling of interest.

PREFERRED STOCK

     The Board of Directors of the Company has the authority to issue up to 2,000,000 shares of Preferred Stock (par value of $.01 per share) in one or more series and to fix the number of shares constituting any such series and the rights and preferences thereof, including dividend rates, terms of redemption (including sinking fund provision), redemption price or prices, voting rights, conversion rights and liquidation preferences of the shares constituting such series. As of July 31, 1998, there were no shares of Preferred Stock issued and outstanding.

NOTE G -- STOCK OPTIONS

     The Company has established the 1987, 1993 and 1997 Stock Option Plans and the 1996 Non-Employee Director Stock Option Plan. Under the 1987, 1993 and 1997 Plans, 774,000; 1,800,000 and 1,400,000 shares of Common Stock, respectively, have been authorized for issuance. Under the 1996 Plan (which replaces the Company's previous 1995 Non-Employee Director Stock Option Plan), 400,000 shares of Common Stock have been authorized for issuance. During the years ended 1998, 1997 and 1996, all option prices at date of grant equaled or exceeded the estimated fair value of the Company's Common Stock as determined by the terms of the stock option plans.

     A summary of the status of the Company's fixed stock option plans as of July 31, 1998, 1997 and 1996, and changes during the years ending on those dates is present below:

                                      1998                   1997                   1996
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                                          EXERCISE               EXERCISE               EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................  1,373,444    $16.27    1,167,708    $ 8.93      933,602    $ 3.95
  Granted...................    551,157     25.82      642,300     25.75      570,376     13.37
  Exercised.................   (121,228)     8.19     (199,968)     3.31     (291,822)     2.29
  Cancelled.................    (74,519)    26.37     (236,596)    16.73      (44,448)     5.05
                              ---------              ---------              ---------
  Outstanding at end of
     year...................  1,728,854     19.54    1,373,444     16.27    1,167,708      8.93
                              =========              =========              =========
  Exercisable at end of
     year...................    589,211     13.37      337,844      7.64      304,921      7.52
                              =========              =========              =========

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                                WEIGHTED AVERAGE
                                                                   REMAINING          WEIGHTED
  RANGE OF                                                       CONTRACTUAL LIFE      AVERAGE
EXERCISE PRICES                            NUMBER OUTSTANDING       (YEARS)        EXERCISE PRICE
---------------                            ------------------   ----------------   --------------
Outstanding Shares
  $ 2.07 --  4.09........................         67,894               .9              $3.07
  $ 6.49 --  6.77........................        313,927              7.0               6.60
  $13.24 -- 16.63........................        305,000              7.5              15.80
  $20.14 -- 34.33........................      1,042,033              8.8              25.60
                                               ---------
          Total..........................      1,728,854
                                               =========
Exercisable Shares
  $ 2.07 --  4.09........................         67,894              N/A               3.07
  $ 6.49 --  6.77........................        219,589              N/A               6.59
  $13.24 -- 16.63........................        152,500              N/A              15.80
  $20.14 -- 34.33........................        149,228              N/A              25.55
                                               ---------
          Total..........................        589,211
                                               =========

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as it relates to employment awards. It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                       1998         1997          1996
                                                    ----------   -----------   ----------
Net Income:
  As reported.....................................  $6,726,758   $12,228,652   $5,673,784
  Pro forma (unaudited)...........................  $3,383,543   $ 9,874,324   $4,674,893
Net Income per share:
  As reported -- Basic............................  $      .24   $       .45   $      .25
  As reported -- Diluted..........................  $      .24   $       .44   $      .25
  Pro forma (unaudited) -- Basic..................  $      .12   $       .36   $      .20
  Pro forma (unaudited) -- Diluted................  $      .12   $       .36   $      .20

     The fair value of each option grant is estimated on the date of grant using the Binomial options-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively, no dividend yield for all years, expected volatility of 50% for 1998 and 45% for 1997 and 1996; risk-free interest rates of 5.8%, 6.2% and 5.6% percent, and expected option holding periods of 3.7, 2.6 and 3.5 years.

     The weighted average fair value stock of options granted for the years ended July 31, 1998, 1997 and 1996 was $10.97, $8.58 and $5.21 per share respectively.

NOTE H -- NET INCOME PER COMMON SHARE

     The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:

                                                            YEARS ENDED JULY 31,
                                                    -------------------------------------
                                                       1998         1997          1996
                                                    ----------   -----------   ----------
Basic:
  Net income available to common shareholders.....  $6,726,758   $12,228,652   $5,673,784
                                                    ==========   ===========   ==========
  Weighted average shares.........................  27,732,054    27,320,151   22,353,986
                                                    ==========   ===========   ==========
  Basic income per share..........................  $      .24   $       .45   $      .25
                                                    ==========   ===========   ==========
Diluted:
  Net income available to common shareholders.....  $6,726,758   $12,228,652   $5,673,784
                                                    ==========   ===========   ==========
Weighted average shares...........................  27,732,054    27,320,151   22,353,986
Effect of dilutive stock options..................     462,024       571,773      677,214
                                                    ----------   -----------   ----------
  Adjusted weighted average shares................  28,194,078    27,891,924   23,031,200
                                                    ==========   ===========   ==========
Diluted income per share..........................  $      .24   $       .44   $      .25
                                                    ==========   ===========   ==========
Options not included in diluted income per share
  because exercise price was greater than average
  market price: First Quarter.....................     815,834           N/A          N/A
  Second Quarter..................................     921,418         2,000          N/A
  Third Quarter...................................      62,000       512,771          N/A
  Fourth Quarter..................................     896,433       427,203          N/A
Price Range.......................................  $ 23.65 to   $  22.37 to          N/A
                                                    $    34.33   $     34.33

NOTE I -- INCOME TAXES

     The following tables summarize the Company's income tax position:

                                                           YEARS ENDED JULY 31,
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
Currently payable
  Federal.......................................  $ 2,880,813   $ 3,957,785   $ 1,492,683
  State.........................................      888,040       820,924       312,606
                                                  -----------   -----------   -----------
                                                    3,768,853     4,778,709     1,805,289
Deferred........................................    5,031,147     2,151,688       328,514
Tax benefit from the exercise of certain stock
  options.......................................           --        56,606     1,426,563
                                                  -----------   -----------   -----------
          Total income tax provision............  $ 8,800,000   $ 6,987,003   $ 3,560,366
                                                  ===========   ===========   ===========

     Reconciliation of the federal statutory income tax rate to the Company's effective income tax rates are as follows:

                                                              YEARS ENDED JULY 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Federal statutory income tax rate...........................  35.0%   35.0%   34.0%
State income taxes, net of federal income tax benefit.......   6.5     4.3     3.6
Tax-exempt interest.........................................  (6.4)   (2.6)   (0.4)
Acquisition costs...........................................    --      --     3.4
Acquired research and development...........................  24.8      --      --
Research and experimentation tax credit.....................  (3.4)     --      --
Other.......................................................  (0.2)   (0.3)   (2.0)
                                                              ----    ----    ----
Effective income tax rate...................................  56.7%   36.4%   38.6%
                                                              ====    ====    ====

     Deferred tax asset and liability components are as follows:

                                                                     JULY 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Deferred tax assets:
  Acquired net operating loss carryforward..................  $       --   $  265,000
  Reserve for doubtful accounts.............................     187,553       60,000
  Other.....................................................      38,325      113,757
                                                              ----------   ----------
                                                                 225,878      438,757
                                                              ----------   ----------
Deferred tax liabilities:
  Depreciation and asset basis differences..................   1,571,020      220,000
  Software development costs................................   7,375,170    3,266,000
                                                              ----------   ----------
                                                               8,946,190    3,486,000
                                                              ----------   ----------
          Net deferred tax liability........................  $8,720,312   $3,047,243
                                                              ==========   ==========

NOTE J -- COMMITMENTS AND CONTINGENCIES

     The Company leases office space under noncancellable leases which are accounted for as operating leases. The leases are subject to an escalation clause using a CPI index. The leases expire between June 1999 and May 2005.

     Future minimum lease payments under noncancellable operating leases are as follows as of July 31, 1998:

JULY 31,
--------
1999......................................  $1,713,464
2000......................................   1,104,752
2001......................................     888,660
2002......................................     274,143
2003......................................     254,601
Thereafter................................     415,941

     Rent expense for all operating leases for the years ending July 31, 1998, 1997 and 1996 was $1,117,991, $1,083,000 and $1,129,738, respectively.

     In October 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million to expand and renovate the facility over the next three years.

     Management estimates that as of July 31, 1998, approximately $13.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware and to complete its currently defined software projects.

     The Company is engaged in various litigation arising from the ordinary course of its business. In the opinion of management, the ultimate outcome of such litigation is not expected to be material to the Company's financial position, results of operations or liquidity.

     As a provider for portability compliance and administration services, the Company is subject to excise taxes for noncompliance with certain provisions of COBRA and HIPAA. In addition, the Company accepts financial responsibility for certain liabilities incurred by its customers that are attributable to the Company's failure to fulfill its obligations to its customers under its agreements. The Company maintains a professional liability policy, with a deductible of $25,000 per occurrence, and an annual per aggregate limit on coverage of $5.0 million. Although there can be no assurance that the Company will not incur any material liability for noncompliance with COBRA or HIPAA for its failure to comply its agreement with any customer, from the Company's inception through July 31, 1998, the Company has not incurred any material liability as a provider.

NOTE K -- INCENTIVE BONUS PLAN AND SAVINGS PLAN

     Effective January 1, 1992, the Company established a defined contribution savings plan (the "Savings Plan") covering substantially all employees. The Savings Plan consists of an employee elective contribution and a Company matching contribution for each eligible participant. The Company's matching contribution is determined by the Board of Directors on a discretionary basis. The Company's contributions under the Savings Plan in fiscal 1998, 1997 and 1996 were approximately $357,054, $261,944 and $167,969, respectively.

     Effective August 1, 1993, the Company adopted an incentive bonus plan (the "Incentive Bonus Plan"), which provides for the discretionary payment of annual incentive awards to key employees from a pool equal to 10% of the Company's pre-tax profits (income before income taxes), adjusted upward or downward based on the attainment of pre-established goals related to the Company's pre-tax margin (income before income taxes divided by revenues) and its revenue growth (based on annual increases in revenues). Payments under the Incentive Bonus Plan are discretionary, based on the determination of the Board of Directors of the Company and are subject to certain limitations as provided in the Incentive Bonus Plan. In fiscal 1998, 1997 and 1996, $1,048,496, $1,112,809 and $790,000,
respectively, of incentive bonus was expensed.

NOTE L -- MAJOR CUSTOMER

     During fiscal 1998, 1997 and 1996, one of the Company's customers accounted for approximately 10.5%, 14.5% and 15.0%, respectively, of revenues. This customer became a client of the Company as a result of the New Jersey acquisition and signed a three year renewal in fiscal 1998.

NOTE M -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the quarterly periods of fiscal 1998, 1997 and 1996:

                             FIRST        SECOND         THIRD        FOURTH         TOTAL
                          -----------   -----------   -----------   -----------   -----------
1998
Revenue.................  $15,234,938   $16,711,144   $18,618,383   $24,027,808   $74,592,273
Operating income
  (loss)................    3,735,474     4,044,759    (6,472,706)    6,038,270     7,345,797
Net income (loss).......    3,500,960     4,150,975    (6,442,970)    5,517,793     6,726,758
Net income (loss) per
  share (diluted).......  $       .13   $       .15   $      (.23)  $       .19   $       .24
1997
Revenue.................  $10,389,193   $11,714,389   $13,188,827   $14,786,433   $50,078,842
Operating income........    2,267,008     2,796,707     3,275,809     3,794,893    12,134,417
Net income..............    2,611,363     2,936,465     3,184,585     3,496,239   12,228,652.
Net income per share
  (diluted).............  $       .09   $       .11   $       .12   $       .13   $       .44
1996
Revenue.................  $ 5,614,304   $ 6,851,136   $ 9,067,901   $ 9,628,840   $31,162,181
Operating income........    1,138,977     1,597,305     1,768,907     1,856,816     6,362,005
Net income..............      783,436     1,047,632     1,645,273     2,197,443     5,673,784
Net income per share
  (diluted).............  $       .04   $       .05   $       .07   $       .08   $       .25

NOTE N -- ACQUISITIONS

     On December 15, 1995, The Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Bullock Associates, Inc. ("Bullock), for $12.5 million, with an additional $2.0 million payable upon the attainment of certain revenue requirements during 1996 and 1997. During fiscal 1997 and 1998, $863,053 and $1,136,947, respectively, of this additional amount was paid for the attainment of these revenue requirements. Bullock, now part of ABR Benefits Services, Inc., is located in Princeton, New Jersey and, when acquired, provided COBRA administration, retiree insurance administration, insurance continuation billing and collection, pension benefits administration services, QDRO administration and educational benefit administration services as well as administration for other employee benefits programs such as employee discount plans, adoption programs, program rebates and emergency loans.

     Effective February 1, 1996, the Company acquired all of the outstanding capital stock of Total Cobra Services, Inc. ("TCS" for 265,424 (adjusted for stock splits) shares of restricted Common Stock. This acquisition was accounted for as a purchase. TCS is located in Irvine, California and provides COBRA administration and retiree billing services. Pro forma financial information is not provided for TCS due to its immateriality.

     On June 28, 1996, the Company completed a merger of The L.P. Baier Company ("LPB") where 286,020 shares of the Company's stock was exchanged for all of the outstanding stock of LPB. LPB is located in Fairfax, Virginia and provides primarily FSA (Flexible Spending Account) administration services and COBRA administration. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of LPB for all periods prior to the merger, including restating the retained earnings at July 31, 1994 to reflect the difference between the par value of the Company stock issued and the total shareholders' equity of LPB. In connection with this merger, $361,198 of acquisition costs were incurred and have been charged to expense in the fourth quarter of 1996.

     Effective February 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Charing Company, Inc. ("Charing") for $7.5 million in cash and an additional amount to be paid contingent upon future earnings. The contingent payment, if any will be charged to goodwill. Charing is located in Wisconsin and provides qualified plan administration, Section 125 administration, consulting services and comprehensive employee benefits statement reporting. Goodwill of approximately $7.5 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for Charing due to its immateriality.

     Effective February 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Matthews, Malone & Associates, Ltd. ("Matthews/Malone") for $2.9 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $500,000 and would be charged to goodwill if paid. Matthews/Malone is located in Arizona and provides defined benefit and defined contribution plan administration services as well as Section 125 administration and non-qualified plan administration services. Goodwill of approximately $2.5 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for Matthews/Malone due to its immateriality.

     On April 30, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Business Computer Services, Inc. ("BCSI") d/b/a PayAmerica ("PayAmerica"(R)) in exchange for 1,198,008 shares of the Company's voting common stock valued at $28.8 million, reflecting a 20% discount for the large block of common stock and restricted status thereof. The purchase price was allocated to the net assets acquired and to purchased in-process research and development ("R&D"). Purchased R&D includes the value of products in the development stage and not considered to have reached technological feasibility. In accordance with applicable accounting rules, purchased in-process R&D is required to be expensed. Accordingly $11,010,000 (which amount was determined by a third-party valuation) of the acquisition cost was expensed in the third quarter of fiscal 1998. BCSI is located in McLean, Virginia and has offices in Maryland and New Jersey. BCSI provides payroll and tax deposit services, along with human resource administration services. Goodwill of approximately $11.8 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for BCSI due to its immateriality.

     The following pro forma balances have been derived from the historical financial statements of the Company, Charing, Matthews/Malone and BCSI and adjusts such information to give effect to the acquisitions of Charing, Matthews/Malone and BCSI. The balances for the years ended July 31, 1998 and 1997 assume that these acquisitions occurred on August 1, 1996. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred had the transactions been in effect on the dates and for the periods indicated or which may result in the future.

                                           YEARS ENDED JULY 31,
                                           --------------------
                                             1998        1997
                                           --------    --------
                                           (IN THOUSANDS EXCEPT
                                             PER SHARE DATA)
Revenue..................................  $84,350     $62,725
Operating income.........................   19,582       2,673
Net income...............................   18,274       1,947
Net income per share (diluted)...........  $  0.63     $  0.07

     Effective August 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the capital stock of MidAtlantic 401(k) Services, Inc. ("MidAtlantic") for $10.9 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $2.0 million and would be charged to goodwill if paid. The majority of the purchase price is allocated to goodwill and amortized over 25 years.

     Effective October 22, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Chowning, Ltd., d/b/a The Barrington Group, for $15.9 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $800,000 and would be charged to goodwill if paid. Chowning is headquartered in Milwaukee, Wisconsin, and has additional offices in Maryland, Pennsylvania and California. The Barrington Group administers Section 125 benefit plans (full cafeteria plans, flexible spending accounts and pre-tax premium plans). The majority of the purchase price is allocated to goodwill and amortized over 25 years.

     Effective October 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Western Pension Service Corporation ("Western Pension") for $7.0 million in cash and an additional amount to be paid contingent upon future earnings. The potential contingent payment could be $1.0 million and would be charged to goodwill if paid. Western Pension is headquartered in San Rafael, California and administers qualified retirement plans. The majority of the purchase price is allocated to goodwill and amortized over 25 years.

     Effective November 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of BMC Consultants, Inc. ("BMC") for $3.0 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $800,000 and would be charged to goodwill if paid. BMC is headquartered in Englewood, Colorado and provides defined contribution and defined benefit plan administration services. The majority of the purchase price is allocated to goodwill and amortized over 25 years.

NOTE O -- CASH FLOW INFORMATION

     Non-cash investing and financing activities:

     During the years presented, the Company has completed certain acquisitions (see Note N). In connection with these acquisitions liabilities were assumed as follows:

                                                           YEARS ENDED JULY 31,
                                                 ----------------------------------------
                                                     1998          1997          1996
                                                 ------------   ----------   ------------
Fair Value of Assets Acquired..................  $ 33,065,835   $  871,684   $ 12,896,190
Cash Paid for Capital Stock....................   (11,608,599)    (871,684)   (11,288,020)
                                                 ------------   ----------   ------------
Stock Exchanged for Capital Stock..............   (28,800,112)          --             --
Acquired Research and Development..............    11,010,000           --             --
                                                 ------------
Liabilities assumed............................  $  3,667,124   $       --   $  1,608,170
                                                 ============   ==========   ============
Stock Issued in Connection with Acquisition....  $         --   $       --   $  3,050,176
                                                 ============   ==========   ============

Cash Paid during the Year for Income Taxes.....  $  3,253,574   $5,241,601   $  1,663,102
                                                 ============   ==========   ============

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                ON THE SCHEDULE

Board of Directors
ABR Information Services, Inc.

     In connection with our audit of the consolidated financial statements of ABR Information Services, Inc. referred to in our report dated November 11, 1998, which is included on page 23 of this Form 10-K for the year ended July 31, 1998, we have also audited Schedule II for each of the three years in the period ended July 31, 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          GRANT THORNTON LLP

Tampa, Florida
November 11, 1998

                                  SCHEDULE II
                         ABR INFORMATION SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                   COLUMN B              COLUMN C               COLUMN D     COLUMN E
---------------------------------------  ----------   -----------------------------   ----------   ----------
                                                                ADDITIONS
                                                      -----------------------------
                                         BALANCE AT     CHARGED        CHARGED TO     DEDUCTIONS   BALANCE AT
                                         BEGINNING      TO COSTS     OTHER ACCOUNTS    DESCRIBE      END OF
DESCRIPTION                              OF PERIOD    AND EXPENSES    -- DESCRIBE        (1)         PERIOD
-----------                              ----------   ------------   --------------   ----------   ----------
Year Ended July 31, 1996
  Deducted from asset accounts:
     Allowance for doubtful accounts...    26,202        20,000           --             7,308       38,894
Year Ended July 31, 1997
  Deducted from asset accounts:
     Allowance for doubtful accounts...    38,894        91,500           --               219      130,175
Year Ended July 31, 1998
  Deducted from asset accounts:
  Allowance for doubtful accounts......   130,175       339,033           --            41,894      427,314

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ABR INFORMATION SERVICES, INC.

                                          By:    /s/ JAMES P. O'DROBINAK
                                            ------------------------------------
                                                    James P. O'Drobinak
                                              Senior Vice President and Chief
                                                      Financial Officer

November 13, 1998

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

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON NOVEMBER 13, 1998.


               /s/ JAMES E. MACDOUGALD                                 /s/ SUZANNE M. MACDOUGALD
-----------------------------------------------------    -----------------------------------------------------
                 James E. MacDougald                                     Suzanne M. MacDougald
               Chairman of the Board,                        Senior Vice President, Secretary and Director
      President and Chief Executive Officer and
       Director (Principal Executive Officer)

               /s/ JAMES P. O'DROBINAK                                  /s/ THOMAS F. COSTELLO
-----------------------------------------------------    -----------------------------------------------------
                 James P. O'Drobinak                                      Thomas F. Costello
              Senior Vice President and                                        Director
               Chief Financial Officer
    (Principal Financial and Accounting Officer)

                 /s/ MARK M. GOLDMAN                                     /s/ PETER A. SULLIVAN
-----------------------------------------------------    -----------------------------------------------------
                   Mark M. Goldman                                         Peter A. Sullivan
                      Director                                                 Director

                             EXHIBITS TO FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                         ABR INFORMATION SERVICES, INC.
                                FILE NO. 0-24132

                         ABR INFORMATION SERVICES, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR FISCAL YEAR ENDED JULY 31, 1998

EXHIBIT                                                                       FILED
NUMBER                                 DESCRIPTION                           HEREWITH
-------                                -----------                           --------
 3.1       --  Articles of Incorporation of ABR Information Services, Inc.*
 3.2       --  Bylaws of ABR Information Services, Inc.*
10.1       --  Form of Employment Agreement between ABR Information
               Services, Inc. and each of James E. MacDougald and Suzanne
               M. MacDougald, executive officers.*
10.2       --  ABR Information Services, Inc. 1995 Non-Employee Director
               Stock Option Plan.*
10.3       --  ABR Information Services, Inc. 1996 Non-Employee Director
               Stock Option Plan, as amended.                                       X
10.4       --  ABR Information Services, Inc. Amended and Restated 1987
               Stock Option Plan.*
10.5       --  ABR Information Services, Inc. Amended and Restated 1993
               Stock Option Plan (as amended).*
10.6       --  ABR Information Services, Inc. Incentive Bonus Plan.*
10.7       --  Revolving Line of Credit Note/Loan Agreement dated June 19,
               1998 by and between Barnett Bank, N.A. and ABR Information
               Services, Inc.                                                       X
10.8       --  Services Agreement between Corporate Benefits Delivery of
               General Electric Company and ABR Benefits Services, Inc. (as
               successor to Bullock Associates, Inc.), as amended on
               December 15, 1995.*
10.9       --  Agreement and Plan of Reorganization dated as of February 1,
               1996 by and among ABR Information Services, Inc., Total
               Cobra Services and John M. Hermann.*
10.10      --  Agreement and Plan of Reorganization dated as of June 28,
               1996 by and among ABR Information Services, Inc., The L.P.
               Baier Company and L.P. Baier's shareholders.*
10.11      --  Stock Purchase Agreement by and among ABR Information
               Services, Inc., Bullock Associates, Inc., W. Carl Bullock,
               Barbara A. Biasotti and Nancy L. Clark dated as of December
               15, 1995.*
10.12      --  Agreement for Sale and Purchase of Property, dated October
               2, 1997, by and between Florida Power Corporation (Seller)
               and ABR Properties, Inc. (Buyer) including commercial lease as of the same date.*
10.13      --  Stock Purchase Agreement dated February 26, 1998 and
               effective February 1, 1998, by and among ABR Information
               Services, Inc., Charing Company, Inc. and the shareholders of Charing Company, Inc.*
10.14      --  Stock Purchase Agreement dated February 27, 1998 and
               effective February 1, 1998, by and among ABR Information
               Services, Inc., Matthews, Malone & Associates, Ltd. and the
               shareholders of Matthews, Malone & Associates, Ltd.*
10.15      --  Agreement and Plan of Reorganization, dated April 30, 1998, by and among ABR Information Services, Inc., Business
               Computer Services, Inc. ("BCSI"), Joseph M. Speroni, Paul J.
               Speroni, Robert S. Speroni, Stephen J. Speroni, Joseph F.
               Speroni, David M. Speroni, Richard B. Speroni, Rex Haverty,
               E. Hale Waller, Nikky Losapio and Christopher Mantua, as the
               Shareholders of BCSI, and Samuel N. Klewans, as
               Shareholders' Agent.*
10.16      --  Stock Purchase Agreement, dated August 12, 1998, and
               effective as of August 1, 1998, by and among ABR Information
               Services, Inc., MidAtlantic 401(k) Services, Inc., the
               Shareholders of MidAtlantic 401(k) Services, Inc., and E.
               Franklin DePew, as Shareholders' Agent.                              X

EXHIBIT                                                                       FILED
NUMBER                                 DESCRIPTION                           HEREWITH
-------                                -----------                           --------
10.17      --  Stock Purchase Agreement, dated October 22, 1998, by and among ABR Information Services, Inc., Chowning, Ltd., The
               Barrington Group, Ltd., Mark G. FitzGerald, Timothy D. Dyer
               and Laura J. LaPinske, as shareholders of Chowning, Ltd.,
               and Mark G. Fitzgerald, as Shareholders' Agent.*
10.18      --  ABR Information Services, Inc. 1997 Stock Option Plan.               X
10.19      --  Stock Purchase Agreement, dated October 30, 1998, and
               effective as of October 1, 1998, by and among ABR
               Information Services, Inc., Western Pension Service
               Corporation, and Robert A. Jocelyn.                                  X
10.20      --  Stock Purchase Agreement, dated November 10, 1998, and effective as of November 1, 1998, by and among ABR
               Information Services, Inc., BMC Consultants, Inc., Jeffrey
               J. Berends, D'Nelle L. Macaluso, Frank J. Dobis, Scott A.
               Hittner, Carol L. Carlson, Thomas W. Neilsen, Jr., Walter L.
               Malles, Jr. and Gene R. Etzig, as Shareholders of BMC
               Consultants, Inc., and Jeffrey J. Berends, as Shareholders'
               Agent.                                                               X
10.21      --  Form of Key Executive Employment and Severance Agreement
               between ABR Information Services, Inc. and each of James E.
               MacDougald and James P. O'Drobinak, executive officers.              X
21.1       --  List of subsidiaries of ABR Information Services, Inc.               X
23.1       --  Consent of Grant Thornton LLP.                                       X
24.1       --  Powers of Attorney (included on signature page hereto).
27.1       --  Financial Data Schedule (for SEC use only).

---------------

* Incorporated by reference.