Form 10-Q
period 1998-10-31
ABR INFORMATION SERVICES INC
filed 1998-12-14
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 31, 1998

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


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


Class:  Voting Common Stock, $.01 Par Value           Outstanding at December 9, 1998:        28,738,737

Class:  Nonvoting Common Stock, $.01 Par Value        Outstanding at December 9, 1998:        None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q




                                                                                                                              Page
                                                                                                                             Number

PART I.              FINANCIAL INFORMATION

   Item 1.           Financial Statements

                     Consolidated Statements of Operations for the three
                          months ended October 31, 1998 and 1997                                                                 3

                     Consolidated Balance Sheets as of October 31, 1998 and
                          July 31, 1998                                                                                          4

                     Consolidated Statements of Cash Flows for the three months
                          ended October 31, 1998 and 1997                                                                        5

                     Notes to Consolidated Financial Statements                                                                  6

   Item 2.           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                              8

   Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                                 12


PART II.             OTHER INFORMATION

   Item 6.           Exhibits and Reports on Form 8-K                                                                           12

                     Signatures                                                                                                 13

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth ad successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the development of a comprehensive and fully integrated suite of benefits administrative services; (xiii) the sufficiency of the Company's back-up facilities and disaster recovery procedures; (xiv) the ability of the Company and its significant suppliers and large customers to address the Year 2000 Issue; (xv) the Company's ability to minimize the impact of interest rate fluctuations; and (xvi) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 8-K, 10-K and Annual Reports to Shareholders.

PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three months ended
                                                    October 31,
                                           -------------------------------
                                               1998               1997
                                           ------------       ------------
Revenue                                    $ 24,070,490       $ 15,234,938

Operating expenses:
  Cost of services                           13,792,641          8,824,316
  Selling, general and administrative         4,610,810          2,675,148
  Software write-off                         13,804,305                 --
                                           ------------       ------------

Operating income (loss)                      (8,137,266)         3,735,474
Interest income                               1,335,293          1,432,776
Lease revenue, net                              187,335                 --
                                           ------------       ------------

Income (loss) before income taxes            (6,614,638)         5,168,250
Income taxes (benefit)                       (2,467,000)         1,667,290
                                           ------------       ------------

Net income (loss)                          $ (4,147,638)      $  3,500,960
                                           ============       ============

Net income (loss) per share                $      (0.14)      $       0.13
                                           ============       ============




        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                       October 31, 1998    July 31, 1998
                                                                                         (Unaudited)
                                                                                       ----------------    -------------
                                                      ASSETS

Current Assets:
  Cash and cash equivalents, net                                                         $ 71,466,413      $ 54,427,446
  Investments                                                                              31,298,545        85,912,690
  Accounts receivable, net                                                                 16,281,386        13,102,473
  Prepaid expenses and other                                                                3,150,751         2,582,277
                                                                                         ------------      ------------
           Total current assets                                                           122,197,095       156,024,886

Long-Term Investments                                                                       7,005,985         6,021,873
Property and Equipment, net                                                                52,027,851        47,713,155
Software Development Costs, net                                                             9,433,879        21,276,073
Goodwill, Intangibles and Other Assets, net                                                78,276,184        42,154,560
                                                                                         ------------      ------------

           Total Assets                                                                  $268,940,994      $273,190,547
                                                                                         ============      ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                       $    832,105      $  1,336,504
  Accrued expenses                                                                          9,137,865         2,882,668
  Customer account deposits                                                                24,755,563        29,147,418
  Unearned revenue                                                                          1,187,123           361,782
  Income taxes payable                                                                      1,858,486           126,508
                                                                                         ------------      ------------

     Total current liabilities                                                             37,771,142        33,854,880
                                                                                         ------------      ------------

Deferred Income Taxes                                                                       4,620,312         8,720,312
                                                                                         ------------      ------------

Shareholders' Equity:
  Preferred Stock - authorized 2,000,000 shares of
    $.01 par value; no shares issued                                                               --                --
  Common Stock - authorized, 100,250,000
    shares of $.01 par value; issued and outstanding,
    28,712,906 and 28,695,592 shares, respectively                                            287,129           286,956
  Additional paid-in capital                                                              200,320,454       200,238,804
  Retained earnings                                                                        25,941,957        30,089,595
                                                                                         ------------      ------------

        Total Shareholders' Equity                                                        226,549,540       230,615,355
                                                                                         ------------      ------------

        Total Liabilities and Shareholders' Equity                                       $268,940,994      $273,190,547
                                                                                         ============      ============


        The accompanying notes are an integral part of these statements.

                    ABR INFORMATION SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                                         Three months ended
                                                                            October 31,
                                                               ---------------------------------
                                                                    1998                1997
                                                               --------------      -------------
Cash flows from operating activities:
  Net income (loss)                                            $  (4,147,638)      $   3,500,960
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                               2,159,712           1,107,779
       Software write-off                                         13,804,755                  --
       Deferred income taxes                                      (4,100,000)            984,174
       Provision for losses on accounts receivable                    39,000                 738
  Change in operating assets and liabilities net of
    effects from purchases:
       Accounts receivable                                          (838,788)          1,343,382
       Prepaid expenses and other                                   (529,064)           (411,531)
       Other assets                                                  (62,275)            221,751
       Accounts payable                                             (807,629)            438,173
       Accrued expenses                                             (818,237)            522,458
       Customer account deposits                                  (4,391,855)          3,659,903
       Unearned revenue                                              167,341               4,900
       Income taxes payable                                          731,978             257,220
                                                               -------------       -------------

         Net cash provided by operating activities                 1,207,300          11,629,907
                                                               -------------       -------------

Cash flows from investing activities:
  Additions to investments                                       (55,701,862)       (138,054,774)
  Maturity of investments                                        109,331,895         147,400,000
  Additions to property and equipment                             (3,572,908)        (16,308,397)
  Additions to software development costs                         (2,156,727)         (3,901,319)
  Acquisitions, net of cash acquired                             (32,150,554)                 --
                                                               -------------       -------------

      Net cash provided by (used in) investing activities         15,749,844         (10,864,490)
                                                               -------------       -------------

Cash flows from financing activities:
  Proceeds from bank borrowings                                   10,290,849                  --
  Principal payments under bank borrowings                       (10,290,849)                 --
  Exercise of stock options                                           81,823              56,119
                                                               -------------       -------------

      Net cash provided by financing activities                       81,823              56,119
                                                               -------------       -------------

Net increase in cash and cash equivalents                         17,038,967             821,536

Cash and cash equivalents at beginning of year                    54,427,446          33,322,734
                                                               -------------       -------------

Cash and cash equivalents at end of period                     $  71,466,413       $  34,144,270
                                                               =============       =============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1998


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

         ABR Information Services, Inc. (the "Company"), through its wholly-owned subsidiaries, ABR Benefits Services, Inc., Charing Company, Inc., Matthews, Malone & Associates, Ltd., Business Computer Services, Inc., MidAtlantic 401(K) Services, Inc., Chowning, Ltd., Western Pension Service Corporation and BMC Consultants, Inc., is a leading provider of comprehensive benefits administration, payroll and human resource services to employers seeking to outsource these functions. The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and payroll and human resource administration services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function. Additionally, the Company generates non-operating revenue from the short-term lease (expiring in April 1999) of its St. Petersburg, Florida, operations center through its wholly-owned subsidiary, ABR Properties, Inc.

         The Company provides outsourced benefits administration, payroll, and human resource services to employers ranging in size from 20 to 200,000 employees. ABR provides portability (primarily COBRA and HIPAA) services through the trade name CobraServ(R) and payroll and tax deposit services through the trade name PayAmerica(R). The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,400 people in marketing/operations centers in Florida, New Jersey, Virginia, Maryland, California, Wisconsin, Arizona, Pennsylvania, South Carolina, and Colorado.

NOTE B - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of October 31, 1998 and for the three months ended October 31, 1998 and October 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of results that may be expected for the year ending July 31, 1999. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1998 and 1997, and for each of the three years in the period ended July 31, 1998, included in the Company's 1998 Annual Report on Form 10-K.

         The Company presents Cash and Cash Equivalents exclusive of PayAmerica(R) tax deposits held for future payment on behalf of its payroll customers due to their restricted and short-term nature. The amount of such tax deposits and related liability was approximately $54.7 million and $65.9 million at October 31, 1998, and July 31, 1998, respectively.

         During fiscal 1998, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (FAS 128). This Standard became effective for financial statements issued after December 15, 1997, and eliminates primary and fully diluted income per share and replaces them with basic and diluted income per share. Accordingly, all income per share amounts for the prior periods presented have been restated to conform to the new Standard (see Note D).

NOTE C - SOFTWARE WRITE-OFF

         During the first quarter of fiscal 1999, the Company recorded a non-cash pre-tax software write-off of approximately $13.8 million. The write-off was a result of the Company's Board of Directors decision in September 1998 to redefine the strategic design of certain completed and in-process software projects. The projected future undiscounted cash flows expected to be generated by the use of the affected software is less than the carrying value of the related assets; therefore, an impairment loss has been recognized. The recognition of this impairment was in accordance with the provisions of "Statement of Financial Accounting Standards No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

NOTE D - NET INCOME PER COMMON SHARE

         The following table reconciles the numerators and denominators of the basic and diluted income per share computations, as computed in accordance with FAS 128:

                                                 Three months ended
                                                    October 31,
                                           -------------------------------
                                               1998               1997
                                           ------------       ------------
Basic
Net income (loss)                          $ (4,147,638)      $  3,500,960
                                           ============       ============

Weighted average shares                      28,699,649         27,381,670
                                           ============       ============

Basic income (loss) per share              $      (0.14)      $       0.13
                                           ============       ============

Diluted
Net income (loss)                          $ (4,147,638)      $  3,500,960
                                           ============       ============

Shares (denominator):
  Weighted average shares                    28,699,649         27,381,670
  Effect of dilutive stock options                  N/A            513,010
                                           ------------       ------------
  Adjusted weighted average shares           28,699,649         27,894,680
                                           ============       ============

Diluted income (loss) per share            $      (0.14)      $       0.13
                                           ============       ============

Options not included in diluted income
  per share because exercise price was
  greater than average market price:                N/A            815,884

Price Range                                         N/A           $26.12 to
                                                    N/A             $34.33

The options which expire on various dates through 2008 were still outstanding at October 31, 1998.

NOTE E - COMMITMENTS

         On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million, of which $4.8 million has been spent as of October 31, 1998, to expand and renovate the facility over the next three years. The Company expects to occupy portions of this facility starting in calendar 1999. The former owner of the facility has signed a short-term agreement to lease back portions of the campus, prior to the Company occupying the entire facility in approximately 2000. The Company's lease revenue on the campus is dependent upon the amount of square footage being utilized by the former owner and is recorded net of the direct expenses of operating the facility.

         The Company estimates that as of October 31, 1998, approximately $11.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete currently defined software projects.

NOTE F - BUSINESS ACQUISITIONS

         Effective August 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the capital stock of MidAtlantic 401(K) Services, Inc. ("MidAtlantic") for $10.9 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $2.0 million and would be charged to goodwill if paid. Goodwill of approximately $10.4 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for MidAtlantic due to its immateriality.

         Effective October 22, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Chowning, Ltd., including its sole operating subsidiary, The Barrington Group, Ltd., for $15.9 million in cash. Chowning is headquartered in Milwaukee, Wisconsin, and has additional offices in Maryland, Pennsylvania and California. The Barrington Group, Ltd., administers Section 125 benefit plans (full cafeteria plans, flexible spending accounts and pre-tax premium plans). Goodwill of approximately $13.1 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for Chowning due to its immateriality.

         Effective October 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of Western Pension Service Corporation ("Western Pension") for $7.0 million in cash and an additional amount to be paid contingent upon future earnings. The potential contingent payment could be $1.0 million and would be charged to goodwill if paid. Western Pension is headquartered in San Rafael, California, and administers qualified retirement plans. Goodwill of approximately $7.1 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for Western Pension due to its immateriality.

         Effective November 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of BMC Consultants, Inc. ("BMC") for $3.0 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $800,000 and would be charged to goodwill if paid. BMC is headquartered in Englewood, Colorado, and provides defined contribution and defined benefit plan administration services. Goodwill of approximately $2.7 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method.


NOTE G - LITIGATION

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

OVERVIEW

         The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, qualified plan administration services, and integrated HRIS/payroll administration services. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida facility through its wholly-owned subsidiary, ABR Properties, Inc.

         The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") or state-mandated continuation coverage) compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of portability qualifying event and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The

Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment, employee enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are provided both on a one-time or continuous basis. During the first three months of fiscal 1999 and 1998, 73.0% and 98.0%, respectively, of the Company's revenues were attributable to employee health and welfare administration services.

         The second source of the Company's revenue is providing employee qualified plan administration services, including 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order ("QDRO") administration. During the first three months of fiscal 1999 and 1998, 16.1% and 1.4%, respectively, of the Company's revenues were attributable to employee qualified retirement plans administration.

         The third source of the Company's revenue is providing integrated payroll and human resource administration services, including tax deposit services and integrated human resource solutions. During the first three months of fiscal 1999 and 1998, 10.9% and .6%, respectively, of the Company's revenues were attributable to payroll and human resource administration services.

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

         The Company is utilizing both internal and external resources to test and reprogram, or replace, the software for Year 2000 compliance. The Company is also in the process of identifying non-IT systems in which Year 2000 problems could be embedded, testing those systems for Year 2000 compliance and correcting or replacing those systems having Year 2000 problems. The Company anticipates completing the Year 2000 project for both IT and non-IT systems no later than March 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at approximately $250,000. Approximately $150,000 in costs has been incurred to date. These costs are being funded through operating cash flows and are not expected to have a material adverse effect on the Company's business, financial condition or results of operations. All costs associated with addressing the Year 2000 Issue are being expensed as incurred.

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

                                                 Three months ended
                                                     October 31,
                                              -------------------------
                                               1998               1997
                                              ------             ------
Revenue                                       100.0%             100.0%

Cost of services                               57.3               57.9

Selling, general and administrative            19.2               17.6

Software write-off                             57.3                 --
                                              -----              -----

Operating income (loss)                       (33.8)              24.5

Interest income                                 5.5                9.4

Lease revenue, net                              0.8                 --

Income taxes (benefit)                        (10.2)              10.9
                                              -----              -----

Net income (loss)                             (17.3)%             23.0%
                                              =====              =====


THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

         Revenues increased $8.9 million, or 58.6%, to $24.1 million during the three months ended October 31, 1998 from $15.2 million during the three months ended October 31, 1997. Of the $8.9 million increase in revenues, $2.7 million was attributable to increased employee health and welfare administration revenues, $3.7 million was attributable to increased employee qualified plan administration revenues and $2.5 million was attributable to payroll and human resource administration services revenue. For the quarter ended October 31, 1998, health and welfare administration revenue was $17.6 million, qualified plan administration revenue was $3.9 million, and payroll and human resource administration was $2.6 million.

         The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers and new service product offerings. The increase in employee qualified retirement plans administration revenues was primarily attributable to certain subsidiaries acquired by the Company during calendar year 1998. Payroll and human resource administration was primarily attributable to the acquisition of PayAmerica effective April 30, 1998.

         Cost of services increased $5.0 million, or 56.8%, to $13.8 million during the three months ended October 31, 1998 from $8.8 million during the three months ended October 31, 1997. The dollar increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the transition and consolidation of certain operational duties into the Florida operations center and the addition of seven subsidiaries acquired through acquisitions during calendar 1998. As a percentage of revenues, the 1998 cost of services decreased to 57.3% from 57.9% in the previous year.

         Selling, general and administrative expenses increased $1.9 million, or 70.4%, to $4.6 million during the three months ended October 31, 1998 from $2.7 million during the three months ended October 31, 1997. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and the addition of seven subsidiaries acquired through acquisitions during calendar 1998. As a percentage of revenues, selling, general and administrative expenses increased to 19.2% from 17.6% in the previous year.

         Software write-off increased to $13.8 million for the three months ended October 31, 1998, compared to $0 for the three months ended October 31, 1997. The software write-off was a result of the Company's Board of Directors decision in September 1998 to redefine the strategic design of certain completed and in-process software projects. As a result of the strategic change, these projects were superceded or eliminated.

         Interest income decreased $.1 million to $1.3 million during the three months ended October 31, 1998, from $1.4 million during the three months ended October 31, 1997. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions and an overall decline in short-term interest rates.

         Lease revenue increased to $.2 million for the three months ended October 31, 1998 as compared to $0 for the corresponding period in 1997 due to the purchase of an office campus (with an existing tenant) in St. Petersburg, Florida. Lease revenue is presented net of direct costs associated with operating the campus. This net revenue will decrease as the Company begins to occupy the campus in phases beginning in calendar 1999 and will decrease to $0 by April 1999, at the latest. Final occupancy by the Company is expected in fiscal 2000.

         Income taxes decreased to $2.5 million (benefit) during the three months ended October 31, 1998 from $1.7 million during the three months ended October 31, 1997. The Company's effective tax rate increased to 37.3% for the three months ended October 31, 1998, from 32.3% for the corresponding period in the previous fiscal year. This increase in the effective rate is the result of less investments in tax-free instruments and non-deductible amortization from certain acquisitions.

         As a result of the foregoing, the Company had a net loss of $4.1 million during the three months ended October 31, 1998, as compared to net income of $3.5 million during the three months ended October 31, 1997. Basic and diluted net loss per share was $.14 for the quarter ended October 31, 1998, as compared to income per share of $.13 basic and diluted, respectively, for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended October 31, 1998, net cash provided by operating activities was $1.2 million as compared to $11.6 million for the corresponding period in 1997. The change in net cash provided by operating activities is primarily due to the change in customer account deposits. As of October 31, 1998 and July 31, 1998, the Company's working capital and current ratio were $84.4 million and 3.2:1 and $122.1 million and 4.6:1, respectively. The decrease in working capital is primarily due to the purchase of three subsidiaries during the three months ended October 31, 1998, and the related purchase price holdbacks of approximately $3.5 million included in accrued expenses at October 31, 1998. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

         During the three months ended October 31, 1998, the Company's capital expenditures were $5.7 million.

         On October 2, 1997, the Company acquired a 383,000 square foot office campus in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23.0 million, of which $4.8 million has been spent as of October 31, 1998, to expand and renovate the facility over the next three years. Management estimates that as of October 31, 1998, approximately $11.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

         In September 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of its outstanding common stock.

         The Company believes that its cash, investments, cash flows from operations and potential additional borrowing capacity will be adequate to meet the Company's expected capital requirements for the foreseeable future.

         The Company has a three-year, $25.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except for purchase money security interests in specific equipment in an aggregate amount of less than $1,500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the 30-day London Interbank Offering Rule (LIBOR), plus an applicable interest rate margin between 62.5 and 150 basis points based on certain financial covenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.5-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of a certain funded debt to tangible net worth ratio. As of October 31, 1998, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              27.1  Financial Data Schedule (Edgar Version Only)

          (b) Reports on Form 8-K

              The Company filed a Report on Form 8-K on November 5, 1998, reporting the acquisition of Chowning, Ltd. on October 22, 1998. Included as an exhibit to such filing is the Stock Purchase Agreement dated October 22, 1998, by and among ABR Information Services, Inc.; Chowning, Ltd.; The Barrington Group, Ltd.; Mark
              G. FitzGerald, Timothy D. Dyer and Laura J. LaPinske, as Shareholders of Chowning, Ltd.; and Mark G. FitzGerald, as Shareholders' Agent. No financial statements were required to be filed as part of this Form 8-K.

              The Company filed a Report on Form 8-K on May 15, 1998, reporting the acquisition of Business Computer Services, Inc. (d.b.a. PayAmerica(R)) on April 30, 1998. This Report was amended and restated in its entirety pursuant to a Report on Form 8-K/A filed on November 13, 1998. Included as an exhibit to such filing is the Agreement and Plan of Reorganization by and among ABR Information Services, Inc., Business Computer Services, Inc., the Shareholders of Business Computer Services, Inc., and Samuel N. Klewans, as Shareholders' Agent. No financial statements were required to be filed as part of either the Form 8-K or Form 8-K/A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 1998                   ABR INFORMATION SERVICES, INC.
                                          (Registrant)




                                          /s/ James P. O'Drobinak
                                          -------------------------------------
                                          James P. O'Drobinak
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)