Form 10-Q
period 1999-01-31
ABR INFORMATION SERVICES INC
filed 1999-03-17
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended January 31, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


           For the transition period from ___________ to ____________


                        Commission File Number: 0-24132


                         ABR INFORMATION SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)


          Florida                                               59-3228107
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


34125 U.S. Highway 19 North, Palm Harbor, Florida               34684-2141
-------------------------------------------------               ----------
    (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, including area code:            727-785-2819
                                                           --------------------


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


Class: Voting Common Stock, $.01 Par Value Outstanding at March 10, 1999:
         28,744,429

Class: Nonvoting Common Stock, $.01 Par Value Outstanding at March 10, 1999:
         None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q



                                                                                                         Page Number
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Income for the three
                  and six months ended January 31, 1999 and 1998                                              4

                  Consolidated Balance Sheets as of January 31, 1999 and
                  July 31, 1998                                                                               5

                  Consolidated Statements of Cash Flows for the six months
                  ended January 31, 1999 and 1998                                                             6

                  Notes to Consolidated Financial Statements                                                  7

    Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   9

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                 14


PART II.          OTHER INFORMATION

    Item 4.       Submission of Matters to a Vote of Security Holders                                        15


    Item 6.       Exhibits and Reports on Form 8-K                                                           15

                  Signatures                                                                                 16


The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified sales, information services and management personnel; (vii) the impact of competition from new and existing competitors;
(viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends;
(xi) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xii) the development of a comprehensive and fully integrated suite of benefits administrative services;
(xiii) the sufficiency of the Company's back-up facilities and disaster recovery procedures; (xiv) the ability of the Company and its significant suppliers and large customers to address the Year 2000 issue; (xv) the Company's ability to minimize the impact of interest rate fluctuations; and
(xvi) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 8-K, 10-K and Annual Report to Shareholders.

PART I.  FINANCIAL INFORMATION

Item 1.
                         ABR INFORMATION SERVICES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three months ended                    Six months ended
                                                        January 31,                          January 31,
                                                -----------------------------        -----------------------------
                                                   1999             1998                1999             1998
                                                ------------     ------------        ------------     ------------
Revenue                                         $ 30,077,197     $ 16,711,144        $ 54,147,687     $ 31,946,082
Operating expenses:
  Cost of services                                16,062,647        9,353,006          29,855,288       18,177,322
  Selling, general and administrative              5,813,614        3,313,379          10,424,424        5,988,527
  Software write-off                                      --               --          13,804,305               --
                                                ------------     ------------        ------------     ------------
Operating income                                   8,200,936        4,044,759              63,670        7,780,233
                                                ------------     ------------        ------------     ------------

  Interest income                                    994,390        1,370,501           2,329,683        2,803,277
  Lease revenue, net                                      --        1,140,301             187,335        1,140,301
                                                ------------     ------------        ------------     ------------
    Total other income                               994,390        2,510,802           2,517,018        3,943,578
                                                ------------     ------------        ------------     ------------

Income before income taxes                         9,195,326        6,555,561           2,580,688       11,723,811
Income taxes                                       3,447,000        2,404,586             980,000        4,071,876
                                                ------------     ------------        ------------     ------------

Net income                                      $  5,748,326     $  4,150,975        $  1,600,688     $  7,651,935
                                                ============     ============        ============     ============

Earnings per share
  Basic                                              $  0.20          $  0.15             $  0.06          $  0.28
                                                ============     ============        ============     ============

  Diluted                                            $  0.20          $  0.15             $  0.06          $  0.27
                                                ============     ============        ============     ============




       The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                    January 31, 1999          July 31, 1998
                                                                       (Unaudited)
                                                                    ----------------          ------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                           $ 42,347,072            $ 54,427,446
  Investments                                                           52,670,130              85,912,690
  Accounts receivable, net                                              20,411,493              13,102,473
  Prepaid expenses and other                                             2,958,840               2,582,277
                                                                      ------------            ------------

           Total current assets                                        118,387,535             156,024,886

Long-Term Investments                                                    6,987,543               6,021,873

Property and Equipment, net                                             55,206,526              47,713,155

Software Development Costs, net                                         11,204,573              21,276,073

Goodwill, Intangibles and Other Assets, net                             80,152,658              42,154,560
                                                                      ------------            ------------

           Total Assets                                               $271,938,835            $273,190,547
                                                                      ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                    $  1,336,091            $  1,336,504
  Accrued expenses                                                       8,115,119               2,882,668
  Customer account deposits                                             23,605,236              29,147,418
  Unearned revenue                                                       1,211,747                 361,782
  Income taxes payable                                                      93,539                 126,508
                                                                      ------------            ------------

    Total current liabilities                                           34,361,732              33,854,880
                                                                      ------------            ------------

Deferred Income Taxes                                                    5,202,434               8,720,312
                                                                      ------------            ------------

Shareholders' Equity:
  Preferred Stock - authorized 2,000,000 shares of
    $.01 par value; no shares issued                                            --                      --
  Common Stock - authorized, 100,250,000
    shares of $.01 par value; issued and outstanding,
    28,744,204 and 28,695,592 shares, respectively                         287,442                 286,956
  Additional paid-in capital                                           200,396,944             200,238,804
  Retained earnings                                                     31,690,283              30,089,595
                                                                      ------------            ------------
    Total Shareholders' Equity                                         232,374,669             230,615,355
                                                                      ------------            ------------
    Total Liabilities and Shareholders' Equity                        $271,938,835            $273,190,547
                                                                      ============            ============


        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six months ended
                                                                                      January 31,
                                                                          -----------------------------------
                                                                              1999                   1998
                                                                          -------------         -------------
Cash flows from operating activities:
  Net income                                                              $   1,600,688         $   7,651,935
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                           4,494,700             2,872,606
      Software write-off                                                     13,804,305                    --
      Deferred income taxes                                                  (3,517,878)            2,737,816
      Provision for losses on accounts receivable                               307,000                18,000
  Change in operating assets and liabilities
    net of effects from purchases:
      Accounts receivable                                                    (4,604,344)           (2,336,405)
      Prepaid expenses and other                                               (333,302)             (429,029)
      Other assets                                                             (267,420)              (56,552)
      Accounts payable                                                         (355,825)              175,428
      Accrued expenses                                                       (2,801,789)              183,129
      Unearned revenue                                                          181,081               (11,314)
      Customer account deposits                                              (5,542,182)            3,949,060
      Income taxes payable                                                     (158,969)              713,164
                                                                          -------------         -------------
        Net cash provided by operating activities                             2,806,065            15,467,838
                                                                          -------------         -------------
Cash flows from investing activities:
  Additions to investments                                                 (178,508,554)         (341,101,076)
  Maturity of investments                                                   210,785,444           351,362,991
  Additions to property and equipment                                        (7,615,038)          (17,132,923)
  Additions to software development costs                                    (4,097,085)           (6,347,587)
  Cash paid for acquisitions, net                                           (35,609,834)           (1,148,316)
                                                                          -------------         -------------
        Net cash used in investing activities                               (15,045,067)          (14,366,911)
                                                                          -------------         -------------
Cash flows from financing activities:
  Proceeds from bank borrowings                                              23,505,646                    --
  Repayment of bank borrowings                                              (23,505,646)                   --
  Exercise of stock options                                                     158,628                90,148
                                                                          -------------         -------------
        Net cash provided by financing activities                               158,628                90,148
                                                                          -------------         -------------
Net (decrease) increase in cash and cash equivalents                        (12,080,374)            1,191,075

Cash and cash equivalents at beginning of year                               54,427,446            33,322,734
                                                                          -------------         -------------
Cash and cash equivalents at end of period                                $  42,347,072         $  34,513,809
                                                                          =============         =============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1999


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

         ABR Information Services, Inc. (the "Company"), through its wholly owned subsidiaries, ABR Benefits Services, Inc., ABR Retirement Plan Services, Inc., ABR Employer Services, Inc., Charing Company, Inc., Matthews, Malone & Associates, Ltd., Business Computer Services, Inc., MidAtlantic 401(K) Services, Inc., Chowning, Ltd., Western Pension Service Corporation and BMC Consultants, Inc., is a leading provider of comprehensive benefits administration, payroll and human resource services to employers seeking to outsource these functions. The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, retirement plan administration services, and payroll and human resource administration services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function. Additionally, the Company generates non-operating revenue from the short-term lease (expiring in April 1999) of its St. Petersburg, Florida, operations center through its wholly-owned subsidiary, ABR Properties, Inc.

         The Company provides outsourced benefits administration, payroll, and human resource services to employers ranging in size from 20 to 200,000 employees. ABR provides portability (primarily COBRA and HIPAA) services through the trade name CobraServ(R) and payroll and tax deposit services through the trade name PayAmerica(R). The Company is headquartered in Palm Harbor, Florida, and employs approximately 1,500 people in marketing/operations centers in Florida, New Jersey, Virginia, Maryland, California, Wisconsin, Arizona, Pennsylvania, South Carolina, and Colorado.

NOTE B - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of January 31, 1999 and for the three and six months ended January 31, 1999 and January 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and six months ended
January 31, 1999 are not necessarily indicative of results that may be expected for the year ending July 31, 1999. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1998 and 1997, and for each of the three years in the period ended
July 31, 1998, included in the Company's 1998 Annual Report.

         The Company presents Cash and Cash Equivalents exclusive of PayAmerica(R) tax deposits held for future payment on behalf of its payroll customers due to their restricted and short-term nature. The amount of such tax deposits and related liability was approximately $37.0 million and $65.9 million at January 31, 1999 and July 31, 1998 respectively.

NOTE C - SOFTWARE WRITE-OFF

         During fiscal 1999, the Company recorded a non-cash pre-tax software write-off of approximately $13.8 million. The write-off was a result of the Company's Board of Directors decision in September 1998 to redefine the strategic design of certain completed and in-process software projects. The projected future undiscounted cash flows expected to be generated by the use of the affected software was less than the carrying value of the related assets; therefore, an impairment loss has been recognized. The recognition of this impairment was in accordance with the provisions of "Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

NOTE D - EARNINGS PER COMMON SHARE

         The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations, as computed in accordance with FAS 128:

                                                               Three months ended                   Six months ended
                                                                   January 31,                        January 31,
                                                           ----------------------------       -----------------------------
                                                              1999             1998              1999              1998
                                                           -----------      -----------       -----------       -----------
Basic
-----
Net income                                                 $ 5,748,326      $ 4,150,975       $ 1,600,688       $ 7,651,935
                                                           ===========      ===========       ===========       ===========

Weighted average shares                                     28,732,382       27,396,114        28,716,016        27,388,357
                                                           ===========      ===========       ===========       ===========

Basic earnings per share                                         $ .20            $ .15             $ .06             $ .28
                                                                 =====            =====             =====             =====
Diluted
-------
Net income                                                 $ 5,748,326      $ 4,150,975       $ 1,600,688       $ 7,651,935
                                                           ===========      ===========       ===========       ===========

Weighted average shares                                     28,732,382       27,396,114        28,716,016        27,388,357
Effect of dilutive stock options                               418,623          470,938           379,924           491,974
                                                           -----------      -----------       -----------       -----------

Adjusted weighted average shares                            29,151,005       27,867,052        29,095,940        27,880,331
                                                           ===========      ===========       ===========       ===========

Diluted earnings per share                                       $ .20            $ .15             $ .06             $ .27
                                                                 =====            =====             =====             =====


         The following options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the periods, and therefore, the effect would be antidilutive:


Number of Options                                              914,921          914,921           898,220           785,096
                                                                    --               --                --                --
Price Range                                                    $ 22.37 to       $ 22.37 to     $ 24.08 to           $ 26.12 to
                                                               $ 34.33          $ 34.33           $ 34.33           $ 34.33


NOTE E - COMMITMENTS

         On October 2, 1997, the Company acquired a 383,000 square foot office campus on 52 acres in St. Petersburg, Florida for $13.5 million. The
Company expects to spend approximately $23 million, of which $8.0 million has been spent as of January 31, 1999, to expand and renovate the facility over the next two years. The Company expects to occupy portions of this facility starting in fiscal 2000. The former owner of the facility has signed a short-term agreement to lease back portions of the campus, prior to the Company occupying the entire facility in fiscal 2000. The Company's lease revenue on the campus is dependent upon the amount of square footage being utilized by the former owner and is recorded net of the direct expenses of operating the facility.

         The Company estimates that as of January 31, 1999, approximately
$12.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete currently defined software projects.

NOTE F - BUSINESS ACQUISITION

         Effective November 1, 1998, the Company, in an acquisition accounted for as a purchase, acquired all of the outstanding capital stock of BMC Consultants, Inc. ("BMC") for $3.0 million in cash and an additional amount to be paid contingent upon future earnings. Potential contingent payments could range between $0 and $800,000 and would be charged to goodwill if paid. BMC is headquartered in Englewood, Colorado, and provides defined contribution and defined benefit plan administration services. Goodwill of approximately
$2.7 million resulting from the acquisition is being amortized over a period of 25 years on a straight-line method. Pro forma financial information is not provided for BMC due to its immateriality.

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

OVERVIEW

         The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, retirement plan administration services, and integrated HRIS/payroll administration services. Additionally, the Company generates non-operating revenue from the short-term lease of its St. Petersburg, Florida facility through its wholly owned subsidiary, ABR Properties, Inc.

         The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") or state-mandated continuation coverage) compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of portability qualifying event and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment, employee enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are provided both on a one-time or continuous basis. During the first six months of fiscal 1999 and 1998, 72.0% and 96.9%, respectively, of the Company's revenues were attributable to employee health and welfare administration services.

         The second source of the Company's revenue is providing retirement plan administration services, including 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order ("QDRO") administration. During the first six months of fiscal 1999 and 1998, 16.4% and 2.5%, respectively, of the Company's revenues were attributable to retirement plans administration.

         The third source of the Company's revenue is providing integrated payroll and human resource administration services, including tax deposit services and integrated human resource solutions. During the first six months of fiscal 1999 and 1998, 11.6% and .6%, respectively, of the Company's revenues were attributable to payroll and human resource administration services.

         Costs of services include direct personnel, occupancy and other costs associated with providing services to customers, such as mailing and printing costs. Selling, general and administrative expenses include administrative, marketing and certain other indirect costs.

YEAR 2000 MATTERS

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In 1996, ABR initiated the process of modifying its existing software programs to become Year 2000 compliant. Management has determined that the Year 2000 issue will not pose a significant operational problem for its computer systems.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         ABR is utilizing both internal and external resources to test and reprogram, or replace its software for Year 2000 compliance. ABR is also in the process of identifying non-IT systems in which Year 2000 problems could be embedded, testing those systems for Year 2000 compliance, and correcting or replacing those systems having year 2000 problems. ABR anticipates completing the Year 2000 project for both IT and non-IT systems no later than June 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at approximately $400,000 (which includes all subsidiaries purchased in fiscal year 1999). Approximately $240,000 in costs has been incurred to date. These costs are being funded through operating cash flows and are not expected to have a material effect on ABR's results of operations. All costs associated with this conversion are being expensed as incurred.

         The cost of the project and the date on which ABR believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         ABR has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which ABR's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While some suppliers and customers have responded affirmatively, a majority has not as yet provided the necessary feedback. There can be no guarantee that the systems of other companies on which ABR's systems rely will be timely converted, and thus will not have a material adverse effect on ABR's systems, and in turn, ABR's business, financial condition and results of operations.

         ABR believes that its primary risks relating to the Year 2000 issues are those that it cannot directly control, including the readiness of its major suppliers, customers, service providers and service providers that supply customer information. Failure on the part of these entities to timely remediate their Year 2000 issues could result in disruptions in ABR's ability to provide services, disruption in its customers' ability to conduct business and interruptions to ABR's daily operations. Management believes that its exposure to third-party risk may be minimized to some extent because it does not rely significantly on any one supplier, customer, service provider or service provider that supplies customer information. There can be no assurance, however, that the systems of other unrelated entities on which ABR's systems and operations rely will be corrected on a timely basis and thus, will not have a material adverse effect on ABR's business, financial condition and results of operations.

         ABR does not currently have formal contingency plans relating to third-party Year 2000 issues or a timetable for implementing any such plans. Contingency plans will be established, if they are deemed necessary, after ABR has adequately assessed the impact on its operations should third parties fail to properly remediate their computer systems. Contingency plans would include such items as obtaining agreements with alternative suppliers, determining alternative methods to facilitate the receipt and dissemination of customer information and/or manually processing customer information previously processed in an automated manner.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

         The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.

                                                       Three months ended                      Six months ended
                                                           January 31,                           January 31,
                                                      ----------------------              -------------------------
                                                       1999             1998               1999                1998

Revenue                                               100.0%           100.0%             100.0%              100.0%
Cost of services                                       53.4             56.0               55.1                56.9
Selling, general and administrative expenses           19.3             19.8               19.3                18.7
Software write-off                                       --               --               25.5                  --
                                                      -----            -----              -----               -----
Operating income                                       27.3             24.2                 .1                24.4
Interest income                                         3.3              8.2                4.3                 8.8
Lease revenue, net                                       --              6.8                 .4                 3.5
Income taxes                                           11.5             14.4                1.8                12.7
                                                      -----            -----              -----               -----
Net income                                             19.1%            24.8%               3.0%               24.0%
                                                      =====            =====              =====               =====



THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

         Revenues increased $13.4 million, or 80.2%, to $30.1 million during the three months ended January 31, 1999 from $16.7 million during the three months ended January 31, 1998. Of the $13.4 million increase in revenues, $5.4 million was attributable to increased revenues from health and welfare administration revenues, $4.4 million was attributable to increased revenues from retirement plan administration services, and $3.6 million was due to increased revenues from payroll and human resources administration.

         The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers, new service product offerings and the acquisition of Chowning Ltd. effective October 22, 1998. The increase in retirement plans administration revenues was primarily attributable to certain subsidiaries acquired by the Company during calendar year 1998. Payroll and human resource administration was primarily attributable to the acquisition of PayAmerica effective April 30, 1998, and certain seasonal services that were provided.

         Cost of services increased $6.7 million, or 71.3%, to $16.1 million during the three months ended January 31, 1999 from $9.4 million during the three months ended January 31, 1998. The dollar increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the transition and consolidation of certain operational duties into the Florida operations center, and the addition of seven subsidiaries acquired through acquisitions during calendar 1998. As a percentage of revenues, the 1999 cost of services decreased to 53.4% from 56.0% in the previous year.

         Selling, general and administrative expenses increased $2.5 million, or 75.8%, to $5.8 million during the three months ended January 31, 1999 from $3.3 million during the three months ended January 31, 1998. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and the addition of seven subsidiaries acquired through acquisitions during calendar 1998. As a percentage of revenues, selling, general and administrative expenses decreased slightly to 19.3% from 19.8% in the previous year.

         Interest income decreased $.4 million to $1.0 million during the three months ended January 31, 1999 from $1.4 million during the three months ended January 31, 1998. This decrease was the result of less cash available for investing due to capital purchases, utilization of tax-free investment instruments which yield a lower stated interest rate, and an overall decline in short-term interest rates.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Lease revenue, net decreased to $0 during the three months ended January 31, 1999 from $1.1 million during the three months ended January 31, 1998. This is due to the tenant (former owner) leasing less square footage. The Company does not expect to have any future net lease revenue from operating the office campus in St. Petersburg, Florida as the lease expires in April 1999. Lease revenue is presented net of direct costs associated with operating the campus which approximated the revenue earned.

         Income taxes increased $1.0 million or 41.7% to $3.4 million during the three months ended January 31, 1999 from $2.4 million during the three months ended January 31, 1998. The Company's effective tax rate increased to 37.5% for the three months ended January 31, 1999 from 36.7% for the corresponding period in the previous year. This increase in the effective rate is the result of less investments in tax-free instruments and non-deductible amortization from certain acquisitions.

         As a result of the foregoing, the Company's net income increased $1.5 million, or 35.7%, to $5.7 million during the three months ended January 31, 1999 from $4.2 million in the three months ended January 31, 1998. Basic and diluted earnings per share were $.20 for the quarter ended January 31, 1999 as compared to $.15 for the corresponding prior year period.

SIX MONTHS ENDED JANUARY 31, 1999 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1998

         Revenues increased $22.2 million, or 69.6%, to $54.1 million in the six months ended January 31, 1999 from $31.9 million in the corresponding period of 1998. Of the $22.2 million increase in revenues, $8.1 million was attributable to increased revenues from health and welfare administration revenues, $8.0 million was attributable to increased revenues from retirement plan administration revenues and $6.1 million was due to increased revenues from payroll and human resources administration.

         The increase in employee health and welfare administration revenues was primarily attributable to the addition of new customers, new service product offerings and the acquisition of Chowning Ltd. effective October 22, 1998. The increase in retirement plans administration revenues was primarily attributable to certain subsidiaries acquired by the Company during calendar year 1998. Payroll and human resource administration was primarily attributable to the acquisition of PayAmerica effective April 30, 1998, and certain seasonal services that were provided.

         Cost of services increased $11.7 million, or 64.3% to $29.9 million during the six months ended January 31, 1999 from $18.2 million during the six months ended January 31, 1998. The dollar increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support the transition and consolidation of certain operational duties into Florida operations center and the addition of seven subsidiaries acquired by acquisitions during calendar 1998. As a percentage of revenues, cost of services decreased to 55.1% from 56.9% for the corresponding period of 1998.

         Selling, general and administrative expenses increased $4.4 million, or 73.3%, to $10.4 million during the six months ended January 31, 1999 from $6.0 million during the six months ended January 31, 1998. As a percentage of revenues, selling, general and administrative expense increased to 19.3% during the six months ended January 31, 1999. The increase as a percent of revenues resulted primarily from the addition of seven subsidiaries, acquired by acquisitions during calendar 1998.

         Software write-off increased $13.8 million for the six months ended January 31, 1999, compared to $0 for the six months ended January 31, 1998. The software write off was a result of the Company's Board of Directors decision in September 1998 to redefine the strategic design of certain completed and in-process software projects. As a result of the strategic change, these projects were superceded or eliminated.

         Interest income decreased $.5 million to $2.3 million during the six months ended January 31, 1999 from $2.8 million during the six months ended January 31, 1998. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions, utilization of tax-free investment instruments which yield a lower interest rate and an overall decline in short-term interest rates.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Lease revenue, net decreased to $.2 million during the six months ended January 31, 1999 from $1.1 million during the six months ended January 31, 1998. This is due to the tenant (former owner) leasing less square footage. The Company does not expect to have any future net lease revenue from operating the office campus in St. Petersburg, Florida as the lease expires in April 1999. Lease revenue is presented net of direct costs associated with operating the campus.

         Income taxes decreased to $1.0 million during the six months ended January 31, 1999 from $4.1 million during the six months ended
January 31, 1998. The Company's effective tax rate increased to 38.0%, for the six months ended January 31, 1999 from 34.7% for the corresponding period in the previous year primarily due to less investments in tax-free instruments and non-deductible amortization from certain acquisitions.

         As a result of the foregoing, the Company's net income decreased $6.1 million, or 79.2%, to $1.6 million during the six months ended January 31, 1999 from $7.7 million during the six months ended January 31, 1998. Basic and diluted earnings per share were $.06, for the six months ended January 31, 1999 as compared to $.28 and $.27 (basic and diluted earnings per share, respectively) for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended January 31, 1999, net cash provided by operating activities was $2.8 million as compared to $15.5 million for the corresponding period of fiscal 1998. The change in net cash provided by operating activities is primarily due to the change in customer account deposits and income taxes paid. As of January 31, 1999 and July 31, 1998, the Company's working capital and current ratio were $84.0 million and 3.5:1 and $122.1 million and 4.6:1, respectively. The decrease in working capital is primarily due to the purchase of four subsidiaries during the six months ended January 31, 1999, and the related purchase price holdbacks of approximately $4.0 million included in accrued expenses at January 31, 1999. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

         During the six months ended January 31, 1999, the Company's capital expenditures were $11.7 million.

         On October 2, 1997, the Company acquired a 383,000 square foot office campus on 52 acres in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23.0 million, of which $8.0 million has been spent as of January 31, 1999, to expand and renovate the facility over the next two years. Management estimates that as of January 31, 1999, approximately $12.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

         In September 1998, the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of its outstanding common stock.

         The Company believes that its cash, investments, cash flows from operations and potential additional borrowing capacity will be adequate to meet the Company's expected capital requirements for the foreseeable future.

         The Company has a three-year, $25.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except for purchase money security interests in specific equipment in an aggregate amount of less than $1,500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 62.5% and 150 basis points based on certain financial convenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.5-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of January 31, 1999, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's 1998 Annual Meeting of Shareholders held on December 22, 1998, one matter was submitted to a vote of shareholders. Mark M. Goldman was elected as a Director of the Company for a three-year term expiring in 2001. The following table sets forth certain information with respect to the election of the director at the annual meeting:

                                                                                       Shares Withholding
             Name of Nominee                         Shares Voted For                      Authority
       -----------------------------                -------------------               ---------------------
             Mark M. Goldman                            24,818,548                          151,349



         The following table sets forth the other directors of the Company whose terms of office continued after the 1998 annual meeting of the shareholders:


                               Name of Director                             Term Expires
                         -----------------------------                     ---------------
                             James E. MacDougald                                1999
                              Thomas F. Costello                                1999
                            Suzanne M. MacDougald                               2000
                              Peter A. Sullivan                                 2000


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


Date: March 17, 1999                     ABR INFORMATION SERVICES, INC.
                                         (Registrant)




                                         /s/ James P. O'Drobinak
                                         --------------------------------------
                                             James P. O'Drobinak
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)