Form 10-Q
period 1999-04-30
ABR INFORMATION SERVICES INC
filed 1999-06-14
CIK 920985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 1999

                                       or

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


Class:  Voting Common Stock, $.01 Par Value, Outstanding at June 3, 1999:
        28,766,319

Class:  Nonvoting Common Stock, $.01 Par Value, Outstanding at June 3, 1999:
        None

ABR INFORMATION SERVICES, INC.

INDEX TO FORM 10-Q


                                                                                                         Page Number

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Income for the three
                  and nine months ended April 30, 1999 and 1998                                               4

                  Consolidated Balance Sheets as of April 30, 1999 and
                  July 31, 1998                                                                               5

                  Consolidated Statements of Cash Flows for the nine months
                  ended April 30, 1999 and 1998                                                               6

                  Notes to Consolidated Financial Statements                                                  7

    Item 2.       Management's Discussion and Analysis of Financial Condition                                 9
                  and Results of Operations

    Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                 13


PART II.          OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K                                                           14

                  Signatures                                                                                 15

The statements contained in this report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the status of the Company's merger with Ceridian Corporation; (ii) the potential loss of material customers; (iii) the failure to properly manage growth and successfully integrate acquired businesses; (iv) the Company's financing plans; (v) trends affecting the Company's financial condition or results of operations; (vi) the Company's growth and operating strategies; (vii) the ability to attract and retain qualified sales, information services and management personnel; (viii) the impact of competition from new and existing competitors; (ix) the financial condition of the Company's clients; (x) potential increases in the Company's costs; (xi) the declaration and payment of dividends; (xii) the potential for unfavorable interpretation of existing government regulations or new government legislation; (xiii) the development of a comprehensive and fully integrated suite of benefits administrative services; (xiv) the sufficiency of the Company's back-up facilities and disaster recovery procedures; (xv) the ability of the Company and its significant suppliers and large customers to address the Year 2000 issue; (xvi) the Company's ability to minimize the impact of interest rate fluctuations; and (xvii) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 8-K, 10-Q and 10-K and Annual Report to Shareholders.

PART I.  FINANCIAL INFORMATION

Item 1.

                         ABR INFORMATION SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three months ended                   Nine months ended
                                                             April 30,                            April 30,
                                                  ------------------------------       ------------------------------
                                                      1999              1998               1999              1998
                                                  ------------      ------------       ------------      ------------

Revenue                                           $ 28,034,070      $ 18,618,383       $ 82,181,757      $ 50,564,465

Operating expenses:
  Cost of services                                  15,138,742        10,738,345         44,994,030        28,915,667
  Selling, general and administrative                5,516,312         3,342,744         15,940,736         9,331,271
  Software write-off                                        --                --         13,804,305                --
  Acquired research and development                         --        11,010,000                 --        11,010,000
                                                  ------------      ------------       ------------      ------------
Operating income (loss)                              7,379,016        (6,472,706)         7,442,686         1,307,527
                                                  ------------      ------------       ------------      ------------

Other income:
  Interest income                                      850,944         1,239,015          3,180,627         4,042,292
  Lease revenue, net                                        --           864,639            187,335         2,004,940
                                                  ------------      ------------       ------------      ------------
    Total other income                                 850,944         2,103,654          3,367,962         6,047,232
                                                  ------------      ------------       ------------      ------------

Income (loss) before income taxes                    8,229,960        (4,369,052)        10,810,648         7,354,759
Income taxes                                         2,826,600         2,073,918          3,806,600         6,145,794
                                                  ------------      ------------       ------------      ------------

Net income (loss)                                 $  5,403,360      $ (6,442,970)      $  7,004,048      $  1,208,965
                                                  ============      ============       ============      ============

Net income (loss) per share:
Basic                                             $       0.19      $      (0.23)      $       0.24      $       0.04
                                                  ============      ============       ============      ============

Diluted                                           $       0.19      $      (0.23)      $       0.24      $       0.04
                                                  ============      ============       ============      ============




        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                             April 30, 1999    July 31, 1998
                                                              (Unaudited)
                                                             --------------    -------------

                                 ASSETS

Current Assets:
  Cash and cash equivalents                                   $ 43,482,875      $ 54,427,446
  Investments                                                   50,131,892        85,912,690
  Accounts receivable, net                                      19,939,684        13,102,473
  Prepaid expenses and other                                     3,231,563         2,582,277
                                                              ------------      ------------

           Total current assets                                116,786,014       156,024,886

Long-Term Investments                                            7,617,000         6,021,873

Property and Equipment, net                                     60,016,839        47,713,155

Software Development Costs, net                                 13,010,444        21,276,073

Goodwill, Intangibles and Other Assets, net                     83,429,968        42,154,560
                                                              ------------      ------------

           Total Assets                                       $280,860,265      $273,190,547
                                                              ============      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $  1,011,777      $  1,336,504
  Accrued expenses                                               4,058,176         2,882,668
  Customer account deposits                                     28,881,762        29,147,418
  Unearned revenue                                                 944,415           361,782
  Income taxes payable                                           2,604,596           126,508
                                                              ------------      ------------

     Total current liabilities                                  37,500,726        33,854,880
                                                              ------------      ------------

Deferred Income Taxes                                            5,500,000         8,720,312
                                                              ------------      ------------

Shareholders' Equity:
  Preferred Stock - authorized 2,000,000 shares of
    $.01 par value; no shares issued                                    --                --
  Common Stock - authorized, 100,250,000
    shares of $.01 par value; issued and outstanding,
    28,762,983 and 28,695,592 shares, respectively                 287,630           286,956
  Additional paid-in capital                                   200,478,266       200,238,804
  Retained earnings                                             37,093,643        30,089,595
                                                              ------------      ------------
        Total Shareholders' Equity                             237,859,539       230,615,355
                                                              ------------      ------------

        Total Liabilities and Shareholders' Equity            $280,860,265      $273,190,547
                                                              ============      ============




        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine months ended
                                                                                   April 30,
                                                                      ------------------------------------
                                                                           1999                   1998
                                                                      -------------          -------------

Cash flows from operating activities:
  Net income                                                          $   7,004,048          $   1,208,965
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                         6,970,486              4,710,974
    Deferred income taxes                                                (3,220,312)             3,618,144
    Provision for losses on accounts receivable                             466,000                 27,000
    Software write-off                                                   13,804,305                     --
    Acquired research and development                                            --             11,010,000
Change in operating assets and liabilities
   net of effects from purchases:
    Accounts receivable                                                  (4,291,536)            (3,249,394)
    Prepaid expenses and other                                             (556,736)              (431,305)
    Other assets                                                           (314,611)               (44,824)
    Accounts payable                                                       (680,135)                 5,526
    Accrued expenses                                                     (4,210,594)               608,177
    Unearned revenue                                                        (86,251)              (590,864)
    Customer account deposits                                              (265,656)             8,391,721
    Income taxes payable                                                  2,352,088                818,461
                                                                      -------------          -------------

      Net cash provided by operating activities                          16,971,096             26,082,581
                                                                      -------------          -------------

Cash flows from investing activities:
  Additions to investments                                             (259,923,053)          (497,641,546)
  Maturity of investments                                               294,109,173            501,324,962
  Additions to property and equipment                                   (13,624,197)           (18,906,135)
  Additions to software development costs                                (6,076,646)            (8,696,000)
  Cash paid for acquisitions, net                                       (42,641,082)            (9,898,263)
                                                                      -------------          -------------

      Net cash used in investing activities                             (28,155,805)           (33,816,982)
                                                                      -------------          -------------

Cash flows from financing activities:
  Proceeds from bank borrowings                                          41,341,488                     --
  Repayment of bank borrowings                                          (41,341,488)                    --
  Exercise of stock options                                                 240,138                972,800
                                                                      -------------          -------------

      Net cash provided by financing activities                             240,138                972,800
                                                                      -------------          -------------

Net decrease in cash and cash equivalents                               (10,944,571)            (6,761,601)

Cash and cash equivalents at beginning of year                           54,427,446             33,322,734
                                                                      -------------          -------------

Cash and cash equivalents at end of period                            $  43,482,875          $  26,561,133
                                                                      =============          =============



        The accompanying notes are an integral part of these statements.

                         ABR INFORMATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 1999


NOTE A - DESCRIPTION OF ORGANIZATION AND BUSINESS

     ABR Information Services, Inc. (the "Company"), through its wholly owned subsidiaries, ABR Benefits Services, Inc., ABR Retirement Plan Services, Inc., ABR Employer Services, Inc., Charing Company, Inc., Matthews, Malone & Associates, Ltd., Business Computer Services, Inc., MidAtlantic 401(K) Services, Inc., Chowning, Ltd., Western Pension Service Corporation and BMC Consultants, Inc., is a leading provider of comprehensive benefits administration, retirement plan administration and payroll and human resource services to employers seeking to outsource these functions. The Company's operating revenues currently are generated from three sources: employee health and welfare administration services, retirement plan administration services, and payroll and human resource administration services. All services are offered on either an "a la carte" or a total outsourcing basis, allowing customers to outsource certain benefits administration tasks which they find too costly or burdensome to perform in-house, or to outsource the entire benefits administration function.

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

     On April 30, 1999, The Company entered into an Agreement and Plan of Merger as amended June 2, 1999, (the "Agreement") with Ceridian Corporation, a Delaware corporation ("Ceridian"), and Spring Acquisition Corp., a Florida corporation and a wholly owned subsidiary of Ceridian ("Merger Sub"). Pursuant to the Agreement and subject to the terms and conditions thereof, Merger Sub commenced a tender offer (the "Offer") for all of the issued and outstanding shares of the Common Stock of the Company, par value $0.01 per share (the "Shares"), at a price of $25.50 per Share, in cash. On June 7, 1999, Merger Sub completed the Offer by accepting for payment all of the approximately 28,271,055 shares which were validly tendered and not withdrawn (including those tendered by notice of guaranteed delivery.) The Agreement provides that after the completion of the offer, Merger Sub will be merged with and into the Company with the Company as the surviving corporation (the "Merger"). Pursuant to the Merger, each Share, other than Shares owned by Ceridian, Merger Sub or any other direct or indirect subsidiary of Ceridian or the Company, Shares held in treasury or Shares with respect to which Appraisal rights are perfected under the Florida Business Corporation Act, will be converted into the right to receive an amount in cash equal to $25.50 per share.

NOTE B - BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosure required by generally accepted accounting principles for complete financial statements. The financial statements as of April 30, 1999 and for the three and nine months ended April 30, 1999 and April 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three and nine months ended April 30, 1999 are not necessarily indicative of results that may be expected for the year ending July 31, 1999. These financial statements should be read in conjunction with the audited financial statements of the Company as of July 31, 1998 and 1997, and for each of the three years in the period ended July 31, 1998, included in the Company's 1998 Annual Report.

     The Company presents Cash and Cash Equivalents exclusive of PayAmerica(R) tax deposits held for future payment on behalf of its payroll customers due to their restricted and short-term nature. The amount of such tax deposits and related liability was approximately $70.1 million and $65.9 million at April 30, 1999 and July 31, 1998 respectively.

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

NOTE D - EARNINGS PER COMMON SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations, as computed in accordance with FAS 128:

                                                            Three months ended                Nine months ended
                                                                 April 30,                        April 30,
                                                        ---------------------------      ---------------------------
                                                           1999            1998             1999            1998
                                                        -----------     -----------      -----------     -----------

Basic
Net income (loss)                                       $ 5,403,360     $(6,442,970)     $ 7,004,048     $ 1,208,965
                                                        ===========     ===========      ===========     ===========

Weighted average shares                                  28,753,459      27,447,851       28,728,223      27,407,752
                                                        ===========     ===========      ===========     ===========

Basic earnings (loss) per share                         $       .19     $      (.23)     $       .24     $       .04
                                                        ===========     ===========      ===========     ===========

Diluted
Net income (loss)                                       $ 5,403,360     $(6,442,970)     $ 7,004,048     $ 1,208,965
                                                        ===========     ===========      ===========     ===========

Weighted average shares                                  28,753,459      27,447,851       28,728,223      27,407,752
Effect of dilutive stock options                            374,272             N/A          378,040         485,952
                                                        -----------     -----------      -----------     -----------


Adjusted weighted average shares                         29,127,731      27,447,851       29,106,262      27,893,704
                                                        ===========     ===========      ===========     ===========

Diluted earnings (loss) per share                       $       .19     $      (.23)     $       .24     $       .04
                                                        ===========     ===========      ===========     ===========

      The following options to purchase shares of common stock were outstanding during each period, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the periods, and therefore, the effect would be antidilutive:

      Number of Options                                  896,608         62,000           908,816         579,751
      Price Range                                       $  22.37 to     $ 27.84 to       $  20.14 to     $  24.08 to
                                                        $  34.33        $ 34.33          $  34.33        $  34.33


NOTE E - COMMITMENTS

     On October 2, 1997, the Company acquired a 383,000 square foot office campus on 52 acres of land in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23 million to expand and renovate the facility, of which $12.5 million has been spent as of April 30, 1999. The former owner of the facility signed a short-term agreement to lease back portions of the campus. The lease expired in March, 1999 and was not renewed. The Company expects to complete renovation and occupy portions of this facility starting in calendar 2000.

     The Company estimates that as of April 30, 1999, approximately $11.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete currently defined software projects.

NOTE F - LITIGATION

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

     The first source of the Company's revenue is providing employee health and welfare administration outsourcing services. In particular, the Company provides portability (i.e., COBRA (the "Consolidated Omnibus Budget Reconciliation Act"), HIPAA (the "Health Insurance Portability and Accountability Act of 1996") or state-mandated continuation coverage) compliance services primarily through its qualifying event agreements with employers and capitation agreements with insurance companies. Through qualifying event agreements, the Company receives a fixed, per occurrence, fee from its customers for each qualifying event. A qualifying event occurs when an employee or his or her dependents experience a loss or change of coverage under a group healthcare plan. The amount of the fixed fee varies depending on the type of portability qualifying event and the method of the qualifying event notification mailing, which is selected by the customer. Through capitation agreements, insurance companies designate the Company as the administrator of compliance for their group insurance clients that are subject to health portability laws. The Company is paid a monthly fee for each employee covered by the group plan. The revenue generated under a capitation agreement is not dependent on the triggering of a qualifying event, but is determined based on the number of employees covered by the group plan at the beginning of each month. The Company also receives an administrative fee typically equal to 2% of the monthly health insurance premium that is paid by or on behalf of each COBRA continuant. In addition, the Company generates health and welfare administration services revenues by providing administration services for benefits provided to active employees, including open enrollment, employee enrollment and eligibility, and flexible spending account administration, along with providing administration services for benefits provided to retired and inactive employees, including retiree healthcare, disability, surviving dependent, family leave and severance benefits. Most services are provided both on a one-time or continuous basis. During the first nine months of fiscal 1999 and 1998, 70.5% and 92.7%, respectively, of the Company's revenues were attributable to employee health and welfare administration services.

     The second source of the Company's revenue is providing retirement plan administration services, including 401(k) plan administration, profit sharing administration, defined benefit plan administration, ESOP administration and Qualified Domestic Relations Order ("QDRO") administration. During the first nine months of fiscal 1999 and 1998, 18.0% and 6.7%, respectively, of the Company's revenues were attributable to retirement plans administration.

     The third source of the Company's revenue is providing integrated payroll and human resource administration services, including tax deposit services and integrated human resource solutions. During the first nine months of fiscal 1999 and 1998, 11.5% and .6%, respectively, of the Company's revenues were attributable to payroll and human resource administration services.

     Costs of services include direct personnel, occupancy and other costs associated with providing services to customers, such as mailing and printing costs. Selling, general and administrative expenses include administrative, marketing and certain other indirect costs.

YEAR 2000 MATTERS

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In 1996, the Company initiated the process of modifying its existing software programs to become Year 2000 compliant. Management believes that the Year 2000 issue will not pose a significant operational problem for its computer systems.

     ABR is utilizing both internal and external resources to test and reprogram, or replace its software for Year 2000 compliance. ABR is also in the process of identifying non-IT systems in which Year 2000 problems could be embedded, testing those systems for Year 2000 compliance, and correcting or replacing those systems having Year 2000 problems. ABR anticipates completing the Year 2000 project for both IT and non-IT systems no later than September, 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $900,000. Approximately $400,000 in costs has been incurred to date. These costs are being funded through operating cash flows and are not expected to have a material effect on ABR's results of operations. All costs associated with this conversion are being expensed as incurred.

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

     ABR has initiated formal communications with all of its significant suppliers. A majority of these have provided attestation statements as to their Year 2000 readiness. As part of ABR's contingency planning, each will have a contingency plan developed as a precaution to any potential failure of each provider. Additionally, ABR has informed its customers of its Year 2000 readiness and has invited clients to send their test data for validation of their Year 2000 readiness. There can be no guarantee that the systems of other companies on which ABR's systems rely will be timely converted, and thus will not have a material adverse effect on ABR's systems, and in turn, ABR's business, financial condition and results of operations.

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

     ABR has begun development of formal contingency plans relating to third party Year 2000 Issues. This has been accomplished by analyzing business unit functionality and flow, and identifying all key internal feature function and interface partners. Contingency plans are being established as a result of the foregoing. These contingency plans will include such items as obtaining agreements with alternative suppliers, determining alternative methods to facilitate the receipt and dissemination of customer information and/or manually processing customer information previously processed in an automated manner. The Company anticipates completing its defined critical applications by October, 1999 and all remaining contingency plans by December, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items reflected in the Company's statements of income.

                                                    Three months ended       Nine months ended
                                                        April 30,                April 30,
                                                    ------------------       -----------------
                                                    1999        1998         1999        1998
                                                    -----       -----        -----       -----

Revenue                                             100.0%      100.0%       100.0%      100.0%
Cost of services                                     54.0        57.7         54.7        57.2
Selling, general and administrative expenses         19.7        18.0         19.4        18.5
Acquired research and development                      --        59.1           --        21.8
Software write-off                                     --          --         16.8          --
                                                    -----       -----        -----       -----
Operating income (loss)                              26.3       (34.8)         9.1         2.5
Interest income                                       3.0         6.7          3.9         8.0
Lease revenue, net                                     --         4.6           .2         4.0
Income taxes                                         10.0        11.1          4.6        12.1
                                                    -----       -----        -----       -----


Net income                                           19.3%      (34.6)%        8.6%        2.4%
                                                    =====       =====        =====       =====


THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

     Revenues increased $9.4 million, or 50.5%, to $28.0 million during the three months ended April 30, 1999 from $18.6 million during the three months ended April 30, 1998. Of the $9.4 million increase in revenues, $3.0 million was attributable to increased revenues from health and welfare administration revenues, $3.4 million was attributable to increased revenues from retirement plan administration services, and $3.0 million was due to increased revenues from payroll and human resources administration.

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

     Cost of services increased $4.4 million, or 41.1%, to $15.1 million during the three months ended April 30, 1999 from $10.7 million during the three months ended April 30, 1998. The dollar increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support revenue growth, the transition and consolidation of certain operational duties into the Florida operations center, and the addition of five subsidiaries acquired through acquisitions subsequent to April 29, 1998. As a percentage of revenues, the 1999 cost of services decreased to 54.0% from 57.7% in the previous year.

     Selling, general and administrative expenses increased $2.2 million, or 66.7%, to $5.5 million during the three months ended April 30, 1999 from $3.3 million during the three months ended April 30, 1998. The increase in selling, general and administrative expenses was primarily attributable to the addition of marketing, management and administrative personnel and equipment necessary to support the Company's growth and the addition of five subsidiaries acquired through acquisitions subsequent to April 29, 1998. As a percentage of revenues, selling, general and administrative expenses increased to 19.7% from 18.0% in the previous year.

     Acquired research and development decreased to $0 during the three months ended April 30, 1999 from $11.0 million during the three months ended April 30, 1998. In accordance with applicable accounting standards, the purchased in-process research and development of $11.0 million associated with the purchase of PayAmerica on April 30, 1998 was expensed.

     Interest income decreased $.4 million to $.9 million during the three months ended April 30, 1999 from $1.2 million during the three months ended April 30, 1998. This decrease was the result of less cash available for investing due to capital purchases, utilization of tax-free investment instruments which yield a lower stated interest rate, and an overall decline in short-term interest rates.

     Lease revenue, net decreased to $0 during the three months ended April 30, 1999 from $.9 million during the three months ended April 30, 1998 as the lease expired in March, 1999 and was not renewed. Lease revenue is presented net of direct costs associated with operating the campus which approximated the revenue earned.

     Income taxes increased $.7 million or 33.3% to $2.8 million during the three months ended April 30, 1999 from $2.1 million during the three months ended April 30, 1998. The Company's effective tax rate decreased to 34.3% for the three months ended April 30, 1999 from 47.5% for the corresponding period in the previous year. This decrease in the effective rate was primarily due to the non-deductibility (for income tax purposes) of acquired in-process research and development costs associated with the PayAmerica acquisition in April, 1998.

     As a result of the foregoing, the Company's net income increased $11.8 million to $5.4 million during the three months ended April 30, 1999 from a net loss of $6.4 million in the three months ended April 30, 1998. Basic and diluted earnings per share were $.19 for the quarter ended April 30, 1999 as compared to a loss of $.23 for the corresponding prior year period.

NINE MONTHS ENDED APRIL 30, 1999 COMPARED TO NINE MONTHS ENDED APRIL 30, 1998

     Revenues increased $31.6 million, or 62.5%, to $82.2 million in the nine months ended April 30, 1999 from $50.6 million in the corresponding period of 1998. Of the $31.6 million increase in revenues, $11.1 million was attributable to increased revenues from health and welfare administration revenues, $11.4 million was attributable to increased revenues from retirement plan administration services and $9.1 million was due to increased revenues from payroll and human resources administration.

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

     Cost of services increased $16.1 million, or 55.7% to $45.0 million during the nine months ended April 30, 1999 from $28.9 million during the nine months ended April 30, 1998. The dollar increase in cost of services was attributable to the addition of data processing, information systems and customer service personnel to support the transition and consolidation of certain operational duties into Florida operations center and the addition of five subsidiaries acquired by acquisitions subsequent to April 29, 1998. As a percentage of revenues, cost of services decreased to 54.7% from 57.2% for the corresponding period of 1998.

     Selling, general and administrative expenses increased $6.6 million, or 71.0%, to $15.9 million during the nine months ended April 30, 1999 from $9.3 million during the nine months ended April 30, 1998. As a percentage of revenues, selling, general and administrative expense increased to 19.4% during the nine months ended April 30, 1999 as compared to 18.5% for the corresponding period of 1998. The increase as a percent of revenues resulted primarily from the addition of five subsidiaries, acquired by acquisitions subsequent to April 29, 1998.

     Software write-off increased to $13.8 million for the nine months ended April 30, 1999, compared to $0 for the nine months ended April 30, 1998. The software write-off was a result of the Company's Board of Directors decision in September 1998 to redefine the strategic design of certain completed and in-process software projects. As a result of the strategic change, these projects were superceded or eliminated.

     Acquired research and development decreased to $0 during the nine months ended April 30, 1999 from $11.0 million during the nine months ended April 30, 1998. In accordance with applicable accounting standards, the purchased in-process research and development of $11.0 million associated with the purchase of PayAmerica on April 30, 1998 was expensed.

     Interest income decreased $.8 million to $3.2 million during the nine months ended April 30, 1999 from $4.0 million during the nine months ended April 30, 1998. This decrease was the result of less cash available for investing due to capital purchases, cash payments for acquisitions, utilization of tax-free investment instruments which yield a lower interest rate and an overall decline in short-term interest rates.

     Lease revenue, net decreased to $.2 million during the nine months ended April 30, 1999 from $2.0 million during the nine months ended April 30, 1998 as the lease expired in March, 1999 and was not renewed. Lease revenue is presented net of direct costs associated with operating the campus.

     Income taxes decreased to $2.3 million during the nine months ended April 30, 1999 from $6.1 million during the nine months ended April 30, 1998. The Company's effective tax rate decreased to 35.2%, for the nine months ended April 30, 1999 from 83.6% for the corresponding period in the previous year. The decrease was primarily due to the non-deductibility (for income tax purposes) of acquired in-process research and development costs associated with the PayAmerica acquisition in April, 1998.

     As a result of the foregoing, the Company's net income increased $5.8 million, or 583.0%, to $7.0 million during the nine months ended April 30, 1999 from $1.2 million during the nine months ended April 30, 1998. Basic and diluted earnings per share were $.24, for the nine months ended April 30, 1999 as compared to $.04 for the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended April 30, 1999, net cash provided by operating activities was $17.0 million as compared to $26.1 million for the corresponding period of fiscal 1998. The change in net cash provided by operating activities was primarily due to the change in customer account deposits and payment of purchase price holdbacks. As of April 30, 1999 and July 31, 1998, the Company's working capital and current ratio were $79.3 million and 3.1:1 and $122.1 million and 4.6:1, respectively. The decrease in working capital was primarily due to the purchase of four subsidiaries during the nine months ended April 30, 1999, and the increase in income taxes payable. The Company invests excess cash balances in short-term investment grade securities, such as money market investments, obligations of the U.S. government and its agencies and obligations of state and local government agencies.

     During the nine months ended April 30, 1999, the Company's capital expenditures were $19.7 million.

     On October 2, 1997, the Company acquired a 383,000 square foot office campus on 52 acres of land in St. Petersburg, Florida for $13.5 million. The Company expects to spend approximately $23.0 million to expand and renovate the facility, of which $12.5 million has been spent as of April 30, 1999. Management estimates that as of April 30, 1999, approximately $11.0 million will be required in order for the Company to purchase additional equipment, furniture and hardware, and to complete its currently defined software projects.

     The Company believes that its cash, investments, cash flows from operations and potential additional borrowing capacity will be adequate to meet the Company's expected capital requirements for the foreseeable future.

     The Company has a three-year, $25.0 million unsecured credit facility. The Company has agreed to maintain all of its assets free and clear of all liens, encumbrances and pledges, except for purchase money security interests in specific equipment in an aggregate amount of less than $1,500,000 as long as the credit facility remains outstanding or any indebtedness thereunder remains unpaid. Interest on the principal balance outstanding under this line of credit accrues at a floating interest rate equal to the 30-day London Interbank Offering Rate (LIBOR), plus an applicable interest rate margin between 62.5% and 150 basis points based on certain financial convenants requiring the maintenance of cash and cash equivalents and investments equal to or greater than customer account deposits, a funded debt to EBITDA ratio of a maximum of 2.5-to-1, a debt service coverage ratio of not less than 1.35-to-1, as well as the maintenance of certain funded debt to tangible net worth ratio. As of April 30, 1999, the Company was in compliance with all such covenants and there were no amounts outstanding under the credit facility. As part of the Ceridian merger transaction, the Company anticipates cancelling this credit facility.

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The registrant's investment portfolio consists primarily of high grade fixed income investments, such as AA or better rated fixed income municipal instruments, and consequently the Company believes such portfolio does not subject it to material market risk exposures.

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               2.1 Agreement and Plan of Merger by and among ABR Information Services, Inc., Ceridian Corporation and Spring Acquisition Corp., dated as of April 30, 1999. (Previously filed as an exhibit 2.1 to Form 8-K filed May 3, 1999.)

               27.1 Financial Data Schedule (Edgar Version Only)

     (b)  Reports on Form 8-K

                  The Company filed a report on Form 8-K on May 3, 1999 to report that the Company, Ceridian Corporation, a Delaware corporation ("Ceridian") and Spring Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of Ceridian ("Merger Sub"), entered into an Agreement and Plan of Merger, dated as of April 30, 1999 (the "Agreement"). No financial statements were filed as part of such report.

                  The Company filed a report on Form 8-K on June 14, 1999 to report a change in control as a result of a tender offer by Merger Sub pursuant to terms of the Agreement dated April 30, 1999 as amended on June 2, 1999. No financial statements were filed as part of such report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 14, 1999            ABR INFORMATION SERVICES, INC.
                                (Registrant)





                                /s/ James P. O'Drobinak
                                ------------------------------------------------
                                James P. O'Drobinak
                                Senior Vice President and
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial Officer)